Form 10-Q
period 2025-01-31
Marwynn Holdings, Inc.
filed 2025-04-24
CIK 2030522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-42554

MARWYNN HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	99-1867981
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12 Chrysler Unit C Irvine, CA	92618
(Address of Principal Executive Offices)	Zip Code

+1 949-706-9966

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	MWYN	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “accelerated filer”, “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 17,054,004 shares of common stock, $0.001 par value, of the Registrant issued and outstanding as of April 18, 2025.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report (this “Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Certain statements contained in this Report, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature constitute “forward-looking statements” within the meaning of the federal securities laws. We intend the forward-looking statements to be covered by the applicable safe harbor under the federal securities laws. In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” or the negative of these terms or other similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on the information we have when the statements are made or management’s good faith belief as of that time with respect to future events and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our goals and strategies;

●	our future business development, results of operations and financial condition;

●	expected changes in our corporate services income, costs or expenditures;

●	our dividend policy;

●	our expectations regarding demand for and market acceptance of our products and services;

●	our expectation regarding the use of proceeds from this offering;

●	our projected markets and growth in markets;

●	our potential need for additional capital and the availability of such capital;

●	competition in our industry;

●	general economic and business conditions in the markets in which we operate;

●	our ability to meet the Nasdaq Capital Market continued listing requirements;

●	relevant government policies and regulations relating to our business and industry; and

●	assumptions underlying or related to any of the foregoing.

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those set forth above under “Risk Factors” and elsewhere in this Report. The factors set forth above under “Risk Factors” and other cautionary statements made in this Report should be read and understood as being applicable to all related forward-looking statements wherever they appear in this Report. The forward-looking statements contained in this Report represent our judgment as of the date of this Report. We caution readers not to place undue reliance on such statements. We operate in an evolving environment where new risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained above and throughout this Report.

Unless the context otherwise requires, the terms “the Company,” “our Company,” “we,” “us,” and “our” refer to Marwynn Holdings, Inc., a Nevada corporation, and its consolidated subsidiaries

MARWYNN HOLDINGS, INC.

FORM 10-Q

For the Quarterly Period Ended January 31, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MARWYNN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amount in U.S. dollars, except for number of shares)

	January 31, 2025 (Unaudited)	April 30, 2024
ASSETS
Current Assets
Cash and cash equivalents	$231,834	$1,364,780
Accounts receivable, net	1,060,255	1,377,715
Due from related party	38,000	-
Inventories, net	5,229,572	4,282,334
Prepaid expenses and other current assets	671,648	188,001
Deferred IPO costs	697,750	-
Total Current Assets	7,929,059	7,212,830

Non-Current Assets
Property and equipment, net	361,346	342,809
Intangible assets, net	189,583	227,083
Operating lease right-of-use assets	4,024,993	4,680,790
Deferred tax assets	101,922	95,048
Total Non-Current Assets	4,677,844	5,345,730

TOTAL ASSETS	$12,606,903	$12,558,560

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term loan payable	$100,000	$500,000
Accounts payable	3,610,704	1,684,577
Deferred revenue	635,424	564,618
Accrued expenses and other current liabilities	200,725	205,742
Operating lease liabilities – current	939,327	1,122,059
Financing lease liability – current	14,389	9,244
Income tax payable	297,054	474,531
Auto loan payable - current	14,012	35,865
Due to related parties	948,003	1,219,542
Total Current Liabilities	6,759,638	5,816,178

Non-Current Liabilities
Operating lease liabilities – non-current	3,360,883	3,818,544
Finance lease liabilities – non-current	48,488	2,391
Auto loan payable - non-current	35,929	-
Long-term loan payable	-	100,000
Total Non-Current Liabilities	3,445,300	3,920,935

Total Liabilities	10,204,938	9,737,113

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001, 5,000,000 shares authorized; 135,000 shares and 0 shares Series A Super Voting Preferred Stock designated, issued and outstanding at January 31, 2025 and April 30, 2024, respectively	135	135
Common stock, par value $0.001, 45,000,000 shares authorize 15,004,004 shares and 15,004,004 shares issued and outstanding at January 31, 2025 and April 30, 2024, respectively	15,004	15,004
Additional Paid-in Capital	2,384,891	2,384,891
Retained earnings	1,935	421,417
Total Stockholders’ Equity	2,401,965	2,821,447

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,606,903	$12,558,560

*	Share and per share data are presented on a retroactive basis to reflect the effects of the corporate reorganization completed on April 29, 2024 and to give the effects to (i) 1.55-for-1 forward stock split of the common stock, and (ii) 4.5-for-1 forward stock split of the Series A Super-Voting Preferred Stock effected on September 9, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARWYNN HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amount in U.S. dollars, except for number of shares)

	For the three months ended January 31,		For the nine months ended January 31,
	2025	2024	2025	2024

Revenue, net	$2,704,760	$2,861,579	$8,198,563	$8,554,176
Cost of revenue	(1,586,985)	(1,493,502)	(4,423,611)	(4,767,506)
Gross profit	1,117,775	1,368,077	3,774,952	3,786,670

Operating expenses
Selling expenses	(164,879)	(158,527)	(482,538)	(576,341)
General & administrative expenses	(950,847)	(810,473)	(3,555,609)	(2,293,132)

Total operating expenses	(1,115,726)	(969,000)	(4,038,147)	(2,869,473)

Income (loss) from operations	2,049	399,077	(263,195)	917,197

Other income (expenses)
Other income	2,227	2,163	1,967	4,127
Interest expense	(1,755)	(6,251)	(32,219)	(15,502)
Total other income (expenses), net	472	(4,088)	(30,252)	(11,375)

Income (loss) before income tax provision	2,521	394,989	(293,447)	905,822

Income tax provision	20,897	(115,045)	(126,035)	(255,972)

Net Income (loss)	$23,418	$279,944	$(419,482)	$649,850

Net income (loss) per common stock
Basic and diluted	$0.00	$0.02	$(0.03)	$0.04
Weighted average number of common shares outstanding
Basic and Diluted*	15,004,004	14,508,004	15,004,004	14,508,004

*	Share and per share data are presented on a retroactive basis to reflect the effects of the corporate reorganization completed on April 29, 2024 and to give the effects to (i) 1.55-for-1 forward stock split of the common stock, and (ii) 4.5-for-1 forward stock split of the Series A Super-Voting Preferred Stock effected on September 9, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARWYNN HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE AND THREE MONTHS ENDED JANUARY 31, 2025 AND 2024

(Amount in thousands of U.S. dollars, except for number of shares)

	Preferred shares		Common shares		Additional paid-in	Retained earnings (accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit)	equity
Balance as of April 30, 2024	135,000	$135	15,004,004	$15,004	$2,384,891	$421,417	$2,821,447

Net loss	-	-	-	-	-	(328,531)	(328,531)

Balance as of July 31, 2024	135,000	135	15,004,004	15,004	2,384,891	92,886	2,492,916

Net loss	-	-	-	-	-	(114,369)	(114,369)

Balance as of October 31, 2024	135,000	135	15,004,004	15,004	2,384,891	(21,483)	2,378,547

Net income	-	-	-	-	-	23,418	23,418

Balance as of January 31, 2025	135,000	$135	$15,004,004	$15,004	$2,384,891	$1,935	$2,401,965

Balance as of April 30, 2023	-	$-	14,508,004	$14,508	$785,492	$(576,658)	$223,342

Net income	-	-	-	-	-	291,437	291,437

Balance as of July 31, 2023	-	-	14,508,004	14,508	785,492	(285,221)	514,779

Net income	-	-	-	-	-	78,469	78,469

Balance as of October 31, 2023	-	-	14,508,004	14,508	785,492	(206,752)	593,248

Net income	-	-	-	-	-	279,944	279,944

Balance as of January 31, 2024	-	$-	$14,508,004	$14,508	$785,492	$73,192	$873,192

*	Share and per share data are presented on a retroactive basis to reflect the effects of the corporate reorganization completed on April 29, 2024 and to give the effects to (i) 1.55-for-1 forward stock split of the common stock, and (ii) 4.5-for-1 forward stock split of the Series A Super-Voting Preferred Stock effected on September 9, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARWYNN HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount in U.S. dollars, except for number of shares)

	For the nine months ended January 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(419,482)	$649,850
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	133,863	99,122
Bad debt expense	7,641	-
Amortization of operating lease right-of-use asset	903,726	723,993
Interest expense on finance lease	355	722
Deferred Tax Asset	(6,193)	-
Changes in operating assets and liabilities:
Accounts receivable, net	309,819	(460,016)
Inventories, net	(947,237)	(473,790)
Prepaid expenses and other current assets	(483,648)	(44,248)
Deferred IPO costs	(697,750)	-
Accounts payable	1,926,125	725,850
Deferred revenue	70,805	19,917
Accrued expenses and other current liabilities	(5,017)	(59,349)
Tax payable	(178,158)	255,172
Operating lease liabilities	(888,321)	(646,573)
Finance lease liabilities	(7,240)	(7,240)

Net Cash Provided by (Used in) Operating Activities	(280,712)	783,410

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(56,772)	(143,655)
Acquisition of intangible assets	-	(250,000)

Net Cash Used in Investing Activities	(56,772)	(393,655)

CASH FLOWS FORM FINANCING ACTIVITIES:
Auto loan payable	14,077	(13,215)
Repayment of borrowings from related parties	(309,539)	(486,674)
Borrowing from (repayment to) bank loan	(500,000)	500,000

Net Cash Provided by (Used in) Financing Activities	(795,462)	111

Net change in cash and cash equivalents	(1,132,946)	389,866

Cash and cash equivalents, beginning of the period	1,364,780	79,475

Cash and cash equivalents, end of the period	$231,834	$469,341

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$312,673	$800
Cash paid for interest	$32,219	$15,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARWYNN HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

Business

Marwynn Holdings, Inc. (“Marwynn” or the “Company”), through its wholly-owned subsidiaries, is primarily engaged in providing supply chain management solutions to customers in the United States of America.

Marwynn was incorporated in the state of Nevada, United States of America (“U.S.” or United States) on February 27, 2024 as a holding company with no substantial operations of its own.

Prior to the reorganization described below, the Company’s business was operated by the following entities: (1) FuAn Enterprise, Inc (“FuAn”), was incorporated in the state of California on April 18, 2016. FuAn is a food and non-alcoholic beverage supply chain company that specializes in connecting businesses between different regions, particularly between Asia and the U.S. FuAn’s comprehensive supply chain services include the sourcing of Asian food, snacks, and non-alcoholic beverages, and distributing branded goods to mainstream markets, grocery stores and wholesale/warehouse clubs in the U.S. In addition, FuAn provides supply chain consulting, and market expansion support for businesses; (2) Grand Forest Cabinetry Inc (“Grand Forest”), was incorporated in the state of California, on February 22, 2021. KZS Kitchen Cabinet & Stone Inc (“KZS”), was incorporated in the state of California, on October 11, 2018, and merged with and into Grand Forest on June 1, 2024. Following the merger, all of the home improvement business is now under Grand Forest as the surviving corporation. Grand Forest is an indoor home improvement supply chain provider that focuses on providing high-quality kitchen cabinets, flooring, and home improvement products sourced from international suppliers.

Reorganization

On April 29, 2024, all the stockholders of FuAn transferred all of their ownerships in FuAn and exchanged for 7,399,084 shares of Marwynn’s common stock. On April 25, 2024, all the stockholders of Grand Forest transferred all of their ownerships in Grand Forest and exchanged for 4,976,244 shares of Marwynn’s common stock. On April 25, 2024, all the stockholders of KZS transferred all of their ownerships in KZS and exchanged for 2,132,676 shares of Marwynn’s common stock. The transfer was considered as a reorganization of entities under common control under ASC 805-50-15-6, since all the stockholders of FuAn, Grand Forest and KZS became the stockholders of Marwynn and own majority equity interest of Marwynn, and Marwynn became the parent of FuAn, Grand Forest and KZS. The consolidation of the Company and its subsidiaries has been accounted for at historical cost and prepared on the basis as if the aforementioned transactions had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements.

As of January 31, 2025, the unaudited condensed consolidated financial statements of the Company include the following entities:

	Place and date of	% of ownership
Name of entities	incorporation	Direct	Indirect	Principal activities
Marwynn Holdings, Inc.	February 27, 2024, state of Nevada	Parent		Investment Holding
FuAn Enterprise, Inc.	April 18, 2016, State of California	100%		Food and beverage supply chain and brand management services
Grand Forest Cabinetry Inc	February 22, 2021, State of California	100%		Sale of indoor home improvement products

Liquidity

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had net income of $23,418 and net loss of $419,482 for the three and nine months ended January 31, 2025 and cash outflow from operating activities of $280,712 for the nine months ended January 31, 2025. The management plans to increase its revenue of FuAn by diversifying its markets from major mass market channels to ethnic supermarkets chains. In addition, FuAn has already finished the setup process to become a vendor to some major food distributors. The Company expects to increase sales through its distribution channels in the next quarter. FuAn has already engaged with regional buyers at Costco on new items and is awaiting Costco’s final approval, which the Company expects to happen in the coming months. The Company plans to increase Grand Forest’s revenue by providing more customized products to current customers. Also, Company plans to expand the market for its products to southern California. The Company is discussing with Los Angeles, California-based distributors about the potential opportunity of setting up a Los Angeles regional office. The Company believes the expanded sales force will strengthen the relationship of its long-time customers based in southern California and help to increase overall sales. The Company had unsecured promissory notes with several stockholders with a total balance of $ 0.95 million as of January 31, 2025. These unsecured promissory notes are payable on demand on or after August 1, 2025, and carry no interest. In the absence of any demand, the entire principal should be due on July 31, 2029. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others.

The Company had $231,834 cash on hand and working capital of approximately $1.17 million as of January 31, 2025. The Company has historically funded its working capital needs primarily from operations. The working capital requirements are affected by the efficiency of operations and depend on the Company’s ability to increase its revenue. The Company believes that its cash on hand and operating cash flows will be sufficient to fund its operations over at least the next 12 months from the date of issuance of these unaudited condensed financial statements. However, the Company may need additional cash resources in the future if the Company experiences changed business conditions or other developments and may also need additional cash resources in the future if the Company wishes to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. If it is determined that the cash requirements exceed the Company’s amounts of cash on hand, the Company may seek to issue debt or equity securities or obtain a credit facility.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and noted thereto for the fiscal years ended April 30, 2024 and 2023 included in the Company’s Registration Statement on Form S-1. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the unaudited condensed consolidated financial statements not misleading have been included. Operating results for the interim period ended January 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ended April 30, 2025. The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All inter-company balances and transactions are eliminated upon consolidation.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Risks and Uncertainties

The Company’s business, financial condition and results of operations may also be negatively impacted by risks related to natural disasters, extreme weather conditions, health epidemics and other catastrophic incidents, which could significantly disrupt the Company’s operations.

The COVID-19 pandemic had negatively affected the Company’s business and financial results in fiscal years 2020-2023. Due to various restrictions and travel bans, the Company experienced temporary decrease in monthly revenue because of the decreased demand by customers, the difficulty to source authentic premium Asian foods and house remodeling products from various suppliers, and delayed payments from customers. However, such disruptions have not materially affected the Company’s business outlook and goals. With years of experience in marketing and selling authentic premium Asian foods and indoor home improvement products, the Company have established a mature supply chain with distributors. In addition, the Company is setting up centralized purchase department to promote centralized purchase from suppliers, to reduce the purchase price and increase the rebate rates offered by the suppliers. Accordingly, the Company believes its current supply chain network are able to support the Company’s business growth.

Although the spread of COVID-19 appears to be under control as of the date of this prospectus, the extent to which the COVID-19 pandemic may impact the Company’s future financial results will depend on future developments, such as new information on the effectiveness of the mitigation strategies, the duration, spread, severity, and recurrence of COVID-19 and COVID-19 variants, if any, any related travel advisories and restrictions, and the overall impact of the COVID-19 pandemic on the global economy and capital markets, all of which remain uncertain and unpredictable. Given this uncertainty, the Company is currently unable to quantify the expected impact of the COVID-19 pandemic on its future operations, financial condition, liquidity, and results of operations.

The Company’s future business operations could also be negatively impacted by Russia’s invasion of Ukraine. The Company primarily engages in sales of authentic premium Asian foods and indoor home improvement products to customers in the U.S. Currently, we do not have any suppliers or customers in Ukraine or Russia. The Company’s business and its result of operations have no direct exposure to Russia, Ukraine, or the adjoining geographic regions, and accordingly have not been materially impacted by the Russia’s invasion of Ukraine. However, the war in Ukraine and the related sanctions have increased global economic and geopolitical uncertainty. Management continues to evaluate the impact of the ongoing war between Russia and Ukraine and resulting market volatility and has concluded that while it is reasonably possible that these events could have a negative effect on the Company’s future financial position, results of operations, the specific impact is not readily determinable as of the date of this report.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the unaudited condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. These estimates and judgments include, but are not limited to, revenue recognition, sales return allowance, the allowance for bad debt, income taxes, the useful lives of long-lived assets and assumptions used in assessing impairment of long-lived assets. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual amounts may differ from the estimated amounts, such differences are not likely to be material.

Cash and Cash Equivalents

Cash and equivalents include cash on hand and demand deposits that are highly liquid in nature and have original maturities when purchased of three months or less. The Company’s cash is maintained at financial institutions in the United States of America. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation (“FDIC”)’s federally insured limits. The standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category. The bank deposits exceeding the standard insurance amount will not be covered. As of January 31, 2025 and April 30, 2024, cash balances held in the banks, exceeding the standard insurance amount, are nil and $562,890. The Company has not experienced any losses in accounts held in these financial institutions and believes it is not exposed to any risks on its cash held in these financial institutions.

Accounts Receivable, Net

On May 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Accounting Standards Codification (“ASC”) 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In addition, CECL made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities if management does not intend to sell and does not believe that it is more likely than not they will be required to sell.

The Company adopted ASC 326 and all related subsequent amendments thereto effective May 1, 2023, using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. The was no transition adjustment of the adoption of CECL.

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the historical carrying amount net of allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including historical losses, the age of the receivable balance, the customer’s historical payment patterns, its current credit-worthiness and financial condition, and current market conditions and economic trends. Accounts are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of January 31, 2025 and April 30, 2024, the Company had allowance for credit losses of $32,339 and $24,698, respectively.

Inventory

Inventories consist of merchandise held for sale and are stated at the lower of cost or net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recorded in cost of sales in the consolidated statement of income in the period in which it occurs. For indoor home improvement products, inventory costs primarily include merchandise costs and freight in costs. No assembly labor and overhead costs are allocated to indoor home improvement products because these costs are immaterial. Grand Forest determines inventory costs using the moving weighted average cost method. FuAn determined inventory costs using First-in-First-out method (“FIFO”). The Company records reserve for estimated losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. The Company assesses the need for valuation allowances for slow-moving, excess and obsolete inventories by estimating the net recoverable value of such goods based upon inventory category, inventory age, specifically identified items and overall economic conditions. There was no inventory allowance as of January 31, 2025 and April 30, 2024.

Deferred Initial Public Offering (“IPO”) costs

The Company complies with the requirement of the Accounting Standards Codification (“ASC”) 340-10-S99-1 ”Other Assets and Deferred Costs — SEC Materials” (ASC 340-10-S99) and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — ” Expenses of Offering.” Deferred offering costs consist of underwriting, legal, consulting, and other expenses incurred through the balance sheet date that are directly related to the intended IPO. Deferred offering costs will be charged to shareholders’ equity upon the completion of the IPO. Should the IPO prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. Deferred IPO costs amounted to $697,750 and nil as of January 31, 2025 and April 30, 2024, respectively.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation and impairment losses, if any. Expenditures for maintenance and repairs are expensed as incurred, while additions, renewals and improvements that extend the useful lives of property and equipment are capitalized. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts, and any resulting gain or loss is reflected in the consolidated statement of income. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives by asset classification are generally as follows:

Estimated Useful Life
Furniture and fixtures	3 – 7 years
Office equipment	3 – 5 years
Warehouse machinery and equipment	5 – 7 years
Vehicles	5 years

Impairment of Long-Lived Assets

Long-lived assets, which include property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.

The Company evaluates events and changes in circumstances that could indicate the carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of those assets, the Company records an impairment charge in the period in which such a determination is made. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on the above analysis, no impairment loss was recognized related to these assets as of January 31, 2025 and April 30, 2024.

Income Tax

The Company uses the asset and liability method of accounting for income taxes in accordance with FASB ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current period and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets also include the prior years’ net operating losses carried forward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

The Company follows FASB ASC Topic 740, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC Topic 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.

The Company utilizes a two-step approach to evaluate measure uncertain income tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating its tax positions and estimating its tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. The Company includes interest and penalties related to its tax contingencies in income tax expense.

Revenue Recognition

In accordance with ASC 606, “Revenue from Contracts with Customers,” revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these goods or services. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identifies contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenues when (or as) it satisfies the performance obligation.

The Company derives its revenues primarily from two business segments to (i) provide food and beverage supply chain and brand management services, and (ii) sale of indoor home improvement products to dealers and retail customers.

Revenue from food and beverage sales

FuAn sources authentic premium Asian foods from various suppliers and then distributes to customers (mainly supermarket and grocery stores) in the U.S. The Company accounts for revenue from sales of authentic premium Asian foods on a gross basis as the Company is responsible for fulfilling the promise to provide the desired authentic premium Asian foods products to customers, and is subject to inventory risk before the product ownership and risk are transferred and has the discretion in establishing prices. All of FuAn’s contracts are fixed price contracts and have one single performance obligation as the promise is to transfer the individual goods to customers.

The sales transaction price is indicated in each purchase order with a Deduct from Invoice (“DFI”) discount which automatically reduces per unit cost on invoice, and payment terms are primarily set as “net 30.” The Company elects to account for shipping and handling as fulfillment activities, and not as a separate performance obligation. The Company’s revenue from sales of authentic premium Asian food products is recognized at a point in time when title and risk of loss passes and the customer accepts the goods, which generally occurs at delivery. Revenue from the sale of food products is reported net of sales returns and allowance.

Revenue from sales of indoor home improvement products

Revenues from the sale of indoor home improvement products and accessories by Grand Forest and KZS at their stores, is recognized at a point in time when control of merchandise is transferred to the customer. Merchandise can either be picked up in the store or delivered to the customer. For merchandise picked up in the store, control is transferred at the time of the sale to the customer. For merchandise delivered to the customer, control is transferred either when delivery has been completed, or when the Company has a present right to payment which, for certain merchandise, occurs upon conveyance of the merchandise to the carrier for delivery. The majority of the Company’s customers purchase bulk boards without requesting assembly services. Occasionally, the Company offers assembly service to certain customers as a value-added service solely for marketing purposes to attract customers to place the orders with the Company. The Company does not separately charge the customers for assembly services. Sales of indoor home improvement products and related assembly services are not distinct in the context of the contract with the customers, because they are inputs to deliver the combined output of delivering the products to the customers. Therefore, sales of indoor home improvement products and assembly services are identified as a single performance obligation. Grand Forest and KZS’ payment terms are primarily at the point of sale for merchandise sales. Grand Forest and KZS elected to account for shipping and handling as fulfillment activities, and not as a separate performance obligation. The Company accounts for revenue from sales of indoor home improvement products on a gross basis as the Company is responsible for fulfilling the promise to provide the desired indoor home improvement products to customers and is subject to inventory risk before the product ownership and risk are transferred and has discretion in establishing prices. All of the Company’s contracts are fixed price contracts and have one single performance obligation as the promise is to transfer the individual goods to customers. Revenue from the sale of merchandise is reported net of sales returns and allowance. Grand Forest and KZS estimate future returns based on historical return and current trend of product sales.

Consulting services revenue

Consulting services revenue primarily consists of service income from providing supply chain and brand management services proposals and solutions to customers to help them optimize their inventory management and product distribution strategy, to reduce delivery times, shipping costs and diversify distribution channels. The Company’s contracts with customers for supply chain and brand management services are fixed-price contracts. The Company also believes that it serves as a principal in this type of transaction because it has the latitude in establishing prices with customers, and is responsible for bearing the related costs to complete the designated services. It normally takes a few months up to one year to complete the designated services. Revenue is recognized over the service period.

Sales Returns and Allowances

For food and beverage and indoor home improvement product sales, the Company accrues estimated sales returns based on past experience and the current trend of product sales. The allowance for sales returns at January 31, 2025 and April 30, 2024, amounted to $205,988.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by product or service type:

	For the three months ended January 31 (unaudited),
	2025	2024
Revenue from sales
Authentic premium Asian foods	$579,960	$984,927
Indoor home improvement products	2,081,051	1,876,652
Total sales revenues	$2,661,011	$2,861,579
Revenue from consulting services	43,749	—
Total revenues	$2,704,760	$2,861,579

	For the nine months ended January 31 (unaudited),
	2025	2024
Revenue from sales
Authentic premium Asian foods	$624,846	$2,284,477
Indoor home improvement products	7,437,980	6,269,699
Total sales revenues	$8,062,826	$8,554,176
Revenue from consulting services	135,737
Total revenues	$8,198,563	$8,554,176

Contract Assets and Liabilities

The Company did not have contract assets as of January 31, 2025 and April 30, 2024.

Contract liabilities are recognized for contracts where payment has been received in advance of product delivery. The Company’s contract liabilities, which are reflected in its unaudited condensed consolidated balance sheets as deferred revenue of $635,424 and $564,618 as of January 31, 2025 and April 30, 2024, respectively, consist primarily of fees received from customers in advance of product delivery. These amounts represented the Company’s unsatisfied performance obligations as of the balance sheet dates. The amounts of revenue recognized for the three months ended January 31, 2025 and 2024 that were included in the deferred revenue were $448,271 and $457,803, respectively. The amounts of revenue recognized for the nine months ended January 31, 2025 and 2024 that were included in the deferred revenue were $546,992 and $518,353, respectively.

Cost of Revenues

Cost of revenues consists of merchandise purchase costs, warehousing costs, duty and freight-in costs, packaging costs, and labor costs associated with providing consulting services to customers.

Shipping and Handling Costs

Shipping and handling costs include costs incurred for delivery of the products to customers, and are included in selling expenses. Shipping and handling costs were $15,033 and $11,599 for the three months ended January 31, 2025 and 2024, respectively. Shipping and handling costs were $16,659 and $35,353 for the nine months ended January 31, 2025 and 2024, respectively.

Operating Expenses

Operating expenses primarily consist of selling expenses and general and administrative (“G&A”) expenses. Selling expenses mainly consist of advertising and marketing expenses, sales commission and showroom maintenance expenses. G&A expenses mainly consist of payroll expense, office and auto leasing, contracted labor, food testing, consulting, deprecation and insurance expenses. All costs associated with selling and general and administrative function are expensed as incurred.

Segment Information

An operating segment is a component of the Company that engages in business activities from which it may earn revenue and incur expenses and is identified on the basis of the internal financial reports that are provided to and regularly reviewed by Zhifen Zhou, the Company’s chief operating decision maker (the “CODM”) in order to allocate resources and assess the performance of the segment.

In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the CODM or decision-making group, in deciding how to allocate resources and in assessing performance. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s CODM for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the CODM, reviews operating results by the revenue of different products. Based on management’s assessment, the Company has determined that it has three operating segments as defined by ASC 280, including sale of food and beverages, sale of indoor home improvement products and accessories and consulting services.

The following tables present summary information by segment for the three months ended January 31, 2025 and 2024, respectively:

	For the three months ended January 31, 2025 (unaudited)
	Sale of food and beverage	Sale of indoor home improvement products	Consulting services	Total
Revenues, net	$579,960	$2,081,051	$43,749	$2,704,760
Cost of revenues	328,181	1,207,905	50,899	1,586,985
Operating expenses	166,567	912,437	36,722	1,115,726
Income (loss) from operations	85,212	(39,291)	(43,872)	2,049
Other income (expenses), net	(2,283)	2,755	—	472
Income tax expense (benefit)	2,820	(22,471)	(1,246)	(20,897)
Net income (loss)	$80,109	$(14,065)	$(42,626)	$23,418
Capital expenditure	$—	$55,024	$—	$1,748

	For the three months ended January 31, 2024 (unaudited)
	Sales of food and beverage	Sale of indoor home improvement products	Consulting service	Total
Revenues, net	$984,927	$1,876,652	$—	$2,861,579
Cost of revenues	518,119	975,383		1,493,502
Operating expenses	236,405	732,595	—	969,000
Income from operations	230,403	168,674	—	399,077
Other expenses, net	893	3,195	—	4,088
Income tax expense	65,140	49,905	—	115,045
Net income	$164,370	$115,574	$—	$279,944
Capital expenditure	$-	$79,126	$—	$79,126

The following tables present summary information by segment for the nine months ended January 31, 2025 and 2024, respectively:

	For the nine months ended January 31, 2025 (unaudited)
	Sale of food and beverage	Sale of indoor home improvement products	Consulting services	Total
Sales	$624,846	$7,437,980	$135,737	$8,198,563
Cost of sales	351,914	3,995,250	76,447	4,423,611
Operating expenses	354,408	3,386,286	297,453	4,038,147
Income (loss) from operations	(81,476)	56,444	(238,163)	(263,195)
Other expenses, net	2,283	27,969	-	30,252
Income tax expense	3,835	121,367	833	126,035
Net loss	$(87,594)	$(92,892)	$(238,996)	$(419,482)

Capital expenditure	$-	$56,772	$-	$56,772
Total reportable assets	$850,153	$11,756,750	$-	$12,606,903

	For the nine months ended January 31, 2024 (unaudited)
	Sale of food and beverage	Sale of indoor home improvement products	Consulting services		Total
Sales	$2,284,477	$6,269,699	$		$8,554,176
Cost of sales	1,223,095	3,544,411		-	4,767,506
Operating expenses	466,905	2,402,568		-	2,869,473
Income from operations	594,477	322,720		-	917,197
Other expenses, net	1,409	9,966		-	11,375
Income tax expense	167,998	87,974		-	255,972
Net income	$425,070	$224,780		$-	$649,850

Capital expenditure	$3,974	$139,681		$-	$143,655
Total reportable assets	$1,191,811	$10,808,258		$-	$12,000,069

For the three and nine months ended January 31, 2025 and 2024, and as of January 31, 2025 and April 30, 2024, all of the Company’s assets are located in the United States and substantial portion of the revenue was derived from customers located in the United States.

Fair Value of Financial Instruments

The Company applies the fair value measurement accounting standard in accordance with ASC 820-10, “Fair Value Measurements and Disclosures,” whenever other accounting pronouncements require or permit fair value measurements. Fair value is defined in ASC 820-10 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels (Level 1 is the highest priority and Level 3 is the lowest priority):

●	Level 1 — Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

●	Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, or other observable inputs that can be corroborated by observable market data.

●	Level 3 — Unobservable inputs that are not supported by market data. Unobservable inputs are developed based on the best information available, which might include the Company’s own data.

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash and cash equivalent, accounts receivable, inventories, prepaid expenses and other current assets, short-term loan payable, accounts payable, accrued expenses and other current liabilities and deferred revenue approximate the fair value of the respective assets and liabilities as of January 31, 2025 and April 30, 2024 based upon the short-term nature of the assets and liabilities.

The Company believes that the carrying amount of long-term loan approximates its fair value at January 31, 2025 and April 30, 2024 based on the terms of the borrowings and current market rates as the rates of the borrowings are reflective of the current market rates.

Leases

Under ASC 842, “Leases,” a contract is or contains a lease when the Company has the right to control the use of an identified asset. The Company determines if an arrangement is a lease at inception of the contract, which is the date on which the terms of the contract are agreed to, and the agreement creates enforceable rights and obligations. The commencement date of the lease is the date that the lessor makes an underlying asset available for use by the Company.

The Company determines if the lease is an operating or finance lease at the lease commencement date based upon the terms of the lease and the nature of the asset. The lease term used to calculate the lease liability includes options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Marwynn’s warehouse and office lease is classified as an operating lease, reflected in the operating lease right-of-use assets, current portion of operating lease liabilities and non-current portion of operating lease liabilities on the consolidated balance sheets. Marwynn’s equipment lease is classified as a finance lease, reflected in the property and equipment, current portion of finance lease liabilities and non-current portion of finance lease liabilities on the consolidated balance sheets.

The lease liability for both operating lease and finance lease is measured at the present value of future lease payments, discounted using the discount rate for the lease at the commencement date. As the Company is typically unable to determine the implicit rate, the Company uses an incremental borrowing rate based on the lease term and economic environment at commencement date. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The ROU assets include adjustments for prepayments and accrued lease payments. The right-of-use (“ROU”) asset is initially measured as the amount of lease liability, adjusted for any initial lease costs, prepaid lease payments, and reduced by any lease incentives.

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, “Property, Plant, and Equipment,” as ROU assets are long-lived nonfinancial assets.

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU assets are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The right-of-use (“ROU”) asset is initially measured as the amount of lease liability, adjusted for any initial lease costs, prepaid lease payments, and reduced by any lease incentives. There was no impairment of the Company’s ROU assets as of January 31, 2025 and April 30, 2024.

Statement of Cash Flows

In accordance with ASC 230, “Statement of Cash Flows,” cash flows from the Company’s operations are formulated based upon the local currencies using the average exchange rate in the period. As a result, amounts related to assets and liabilities reported on the unaudited condensed consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Related Parties and Transactions

The Company identifies related parties, and accounts for, discloses related party transactions in accordance with ASC 850, “Related Party Disclosures” and other relevant ASC standards.

Parties, which can be a corporation or individual, are related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence. Transactions between related parties commonly occurring in the normal course of business are related party transactions. Transactions between related parties are also considered to be related party transactions even though they may not be given accounting recognition. While ASC does not provide accounting or measurement guidance for such transactions, it nonetheless requires their disclosure.

Earnings per Common Stock

Basic earnings per common stock is computed by dividing net income attributable to ordinary stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to ordinary stockholders by the sum of the weighted average number of shares of common stock outstanding and of potential shares of common stock (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stock that has an anti-dilutive effect (i.e., those that increase income per common stock or decrease loss per common stock) are excluded from the calculation of diluted loss per share. For the three and nine months ended January 31, 2025 and 2024, the Company had no dilutive shares.

Commitments and Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of January 31, 2025 and April 30, 2024, the Company has no such contingencies.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts and other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of the financial condition and payment practices of its customers to minimize collection risk on accounts receivable.

For the three months ended January 31, 2025, the Company had one customer accounted for  21% of the Company’s total sales.

For the three months ended January 31, 2024, the Company had one customer accounted for 35% of the Company’s total sales.

For the nine months ended January 31, 2025, the Company had no customer accounted for more than 10% of the Company’s total sales.

For the nine months ended January 31, 2024, the Company had one customer accounted for 27% of the Company’s total sales.

As of January 31, 2025, two customers accounted for 52% and 21% of the Company’s total outstanding accounts receivable balance. As of April 30, 2024, two customers accounted for 52% and 31% of the Company’s total outstanding accounts receivable balance.

For the three months ended January 31, 2025, the Company had two vendors accounted for 51% and 10% of the Company’s total purchase, respectively.

For the three months ended January 31, 2024, the Company had three vendors accounted for 39%, 17% and 16% of the Company’s total purchase, respectively.

For the nine months ended January 31, 2025, the Company had one vendor accounted for 53% of the Company’s total purchase.

For the nine months ended January 31, 2024, the Company had three vendors accounted for 45%, 13% and 12% of the Company’s total purchase, respectively.

As of January 31, 2025, one vendor accounted for 65% of the Company’s total accounts payable balance. As of April 30, 2024, four vendors accounted 27%, 26%, 24% and 11% of the Company’s total accounts payable balance, respectively.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all ASUs. Management periodically reviews new accounting standards that are issued. Under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), the Company meets the definition of an emerging growth company and has elected the extended transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until they would apply to private companies.

In October 2023, the FASB issued ASU No. 2023-06, ”Disclosure Improvements — Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” The ASU amends the disclosure or presentation requirements related to various subtopics in the FASB ASC. The ASU was issued in response to the SEC’s August 2018 final amendments in Release No. 33-10532, Disclosure Update and Simplification that updated and simplified disclosure requirements that the SEC believed were duplicative, overlapping, or outdated. The guidance in ASU 2023-06 is intended to align GAAP requirements with those of the SEC and to facilitate the application of GAAP for all entities. The amendments introduced by ASU 2023-06 are effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. If, by June 30, 2027, the SEC has not removed the applicable requirements from its existing regulations, the pending content of the associated amendment will be removed from the ASC and will not become effective for any entities. Early adoption is permitted. The adoption of ASU 2023-06 is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consisted of the following at January 31, 2025 and April 30, 2024:

	January 31, 2025 (unaudited)	April 30, 2024
Accounts receivable	$1,298,582	$1,608,401
Less: allowance for credit losses	(32,339)	(24,698)
Less: sales return allowance	(205,988)	(205,988)
Accounts receivable, net	$1,060,255	$1,377,715

Accounts receivable by aging bucket as of January 31, 2025 and April 30, 2024, and subsequent collection of the outstanding accounts receivable as of the date of this report was issued, consisted of the following:

Accounts receivable by aging bucket	Balance as of January 31, 2025 (unaudited)	Subsequent collection	% of subsequent collection
Less than six months	$1,044,045	$263,456	24.85%
Seven to nine months	15,956	15,000	1.41%
Ten to twelve months	253	—	—%
Total accounts receivable, net	$1,060,255	$278,456	26.26%

Accounts receivable by aging bucket	Balance as of April 30, 2024	Subsequent collection	% of subsequent collection
Less than six months	$1,276,024	$1,276,024	92.6%
Seven to nine months	94,820	94,820	6.9%
Ten to twelve months	6,871	6,871	0.5%
Total accounts receivable, net	$1,377,715	$1,377,715	100.0%

The movement of allowance for credit losses and sales return allowance is as follows:

	January 31, 2025 (unaudited)	April 30, 2024
Beginning balance	$230,686	$175,428
Additions (recovery) of allowance for credit loss	7,641	(37,134)
Sales return allowance	—	92,392
Ending balance	$238,327	$230,686

On October 3, 2023, KZS entered a business loan agreement with American First National Bank to borrow $500,000 as working capital for 12 months, with loan maturity date on October 3, 2024. This business loan was repaid in full in September 2024.

NOTE 4 — INVENTORY

Inventories, net, consisted of the following:

	January 31, 2025 (unaudited)	April 30, 2024
Finished goods and merchandise	$5,229,572	$4,282,334
Inventory valuation allowance	—	—
Total inventory, net	$5,229,572	$4,282,334

NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets, consisted of the following:

	January 31, 2025 (unaudited)	April 30, 2024
Advance to vendors(i)	$501,923	$35,159
Security deposits(ii)	169,725	152,842
Total	$671,648	$188,001

(i)	Advance to vendors represents cash paid to various vendors for inventory purchase. Advances to vendors are reviewed periodically to determine whether their carrying value has become impaired. The Company considers the assets to be impaired if the realization of the advance becomes doubtful. The Company uses the aging method to estimate the allowance for credit loss for unrealizable balances. In addition, at each reporting date, the Company generally determines the adequacy of allowance for credit loss by evaluating all available information, and then records specific allowances for those advances based on the specific facts and circumstances. As of January 31, 2025 and April 30, 2024, there was no credit loss recorded as management believed that all of the advance to vendor balances were fully realizable.

(ii)	Security deposits represent rental security payment to the landlords for its warehouse and office facilities, which will be refunded upon maturity of the lease.

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	January 31, 2025 (unaudited)	April 30, 2024
Furniture and fixture	$254,989	$249,989
Machinery and equipment	412,069	342,732
Vehicles	155,200	114,636
Subtotal	822,258	707,357
Less: accumulated depreciation	(460,912)	(364,548)
Property and equipment, net	$361,346	$342,809

Depreciation expenses were $32,405 and $32,988 for the three months ended January 31, 2025 and 2024, respectively.

Depreciation expenses were $96,363 and $88,705 for the nine months ended January 31, 2025 and 2024, respectively.

NOTE 7 — INTANGIBLE ASSETS, NET

Intangible asset, net consisted of the following:

	January 31, 2025 (unaudited)	April 30, 2024
Software	$250,000	$250,000
Less: accumulated amortization	(60,417)	(22,917)
Intangible assets, net	$189,583	$227,083

On November 19, 2023, the Company purchased a supply chain cloud management system from a third-party vendor at a cost of $0.25 million. This is a packaged software with multiple modules and functions, including accounting and reporting, purchase order processing and supply chain management, data gathering and analysis, etc. The Company amortizes this software over an estimated useful life of five years.

Amortization expenses for the three months ended January 31, 2025 and 2024 were $12,500 and $10,417, respectively.

Amortization expenses for the nine months ended January 31, 2025 and 2024 were $37,500 and $10,417, respectively.

As of January 31, 2025, the estimated future amortization expenses of the intangible assets were as follow:

12 months ending January 31,	Amortization expenses
2026	$50,000
2027	50,000
2028	50,000
2029	39,583
Total	$189,583

NOTE 8 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	January 31, 2025 (unaudited)	April 30, 2024
Payroll and payroll tax payable	$128,067	$82,149
Accrued expenses	—	1,906
Sales tax payable	39,492	45,900
Credit card payable	33,166	54,866
Other payables	—	20,921
Total	$200,725	$205,742

NOTE 9 — LOANS PAYABLE

Short-term Loan Payable

On October 3, 2023, KZS entered a business loan agreement with American First National Bank to borrow $500,000 as working capital for 12 months, with loan maturity date on October 3, 2024. The loan carries a variable interest rate that was based on an independent index which was the Wall Street Journal U.S. Prime as published in the Wall Street Journal Money Rates Section. For the nine months ended January 31, 2025, the interest rate was 9%. In addition, the Company is required to pay regular monthly payments of all accrued unpaid interest due as of each payment date beginning on November 3, 2023. KZS’ 70% of account receivable balance were pledged as collateral to guarantee this loan and KZS’ 50% of inventory was pledged as collateral to guarantee this loan. This loan was repaid in full in September 2024.

On June 9, 2020, KZS entered into a loan agreement with KZ Kitchen Cabinet & Stone, Inc., an unrelated party whereby KZS borrowed $100,000, with an annual interest rate of 4.75% payable monthly, and the loan principal to be repaid at maturity on June 9, 2025. Upon a breach of the agreement, interest will accrue at a compound rate of 10% per annum and KZ Kitchen Cabinet & Stone, Inc., may declare the unpaid principal balance together with all accrued but unpaid interest thereon and all other sums owed to it under the agreement, immediately due and payable. Following the Reorganization, this loan became an obligation of the Company.

Interest expense for the above-mentioned loans amounted to $1,160 and $1,196 for the three months ended January 31, 2025 and 2024, respectively.

Interest expense for the above-mentioned loans amounted to $22,722 and $3,591 for the nine months ended January 31, 2025 and 2024, respectively.

NOTE 10 — AUTO LOAN PAYABLES

On August 7, 2019, the Company entered a loan agreement with an auto dealer to purchase a vehicle. The loan has a maturity date on August 21, 2025 and bears interest at a rate of 4.79% per annum, payable monthly from September 21, 2019. During the three months ended January 31, 2025 and 2024, the company repaid $1,454 and $2,769 (including principal and interest) for this loan. During the nine months ended January 31, 2025 and 2024, the company repaid $6,463 and $6,850 (including principal and interest) for this loan. As of January 31, 2025 and April 30 2024, the outstanding balance for this loan was $4,431 and $10,895, respectively.

On October 25, 2022, the Company entered a loan agreement with another auto dealer to purchase a vehicle. The loan has a maturity date on November 9, 2025 and bears interest at a rate of 9.79% per annum, payable monthly from December 9, 2022. During the three months ended January 31, 2025 and 2024, the Company repaid $18,326 and $3,120 (including principal and interest) for this loan. During the nine months ended January 31, 2025 and 2024, the Company repaid $24,970 and $9,144 (including principal and interest) for this loan. At January 27, 2025, the Company repaid this loan in full. As of January 31, 2025 and April 30 2024, the outstanding balance for this loan was $nil and $24,970, respectively.

On October 4, 2024, the Company entered a loan agreement with another auto dealer to purchase a vehicle. The loan has a maturity date on October 10, 2029 and bears interest at a rate of 6.75% per annum, payable monthly from October 10, 2024. During the three months ended January 31, 2025 and 2024, the Company repaid of $1,597 and nil (including principal and interest) for this loan. During the nine months ended January 31, 2025 and 2024, the Company repaid of $2,395 and nil (including principal and interest) for this loan. As of January 31, 2025 the outstanding balance for this loan was $45,511.

NOTE 11 — LEASE

Operating lease

On June 25, 2019, KZS entered into a lease agreement with the landlord to lease a showroom located in a shopping center in Santa Clara, California, with a lease term of five and half years, and an option to renew the lease for another five years. The lease commenced on August 1, 2019 and will expire on January 31, 2030 including the five-year option as the Company believes it is more than likely they will exercise the lease renewal option. The Company received a six-month rent abatement, which was considered in calculating the present value of the operating lease ROU asset. The monthly rental payment is $21,168 for the period from February 1, 2020 to January 31, 2021, with a 2% rental payment increase for each year thereafter.

On February 1, 2021, KZS entered into a sublease agreement with the landlord to lease a warehouse in Union City, California, with a lease term of 30 months, commencing on March 1, 2021, and with the expiration date on August 31, 2023. The Company received a two-month rent abatement, which was considered in calculating the present value of the operating lease ROU asset. The initial monthly rental payment is $38,500 for the period from May 1, 2021 to August 31, 2021, with an approximately 3% rental payment increase starting on September 1, 2021 for each 12 months. On March 20, 2023, the Company terminated the sublease agreement and signed a new lease agreement directly with landlord to lease the same property with expanded space for a lease term of 61 months. The new lease commenced on September 1, 2023, and will expire on September 30, 2028. The Company received a one-month rent abatement, which was considered in calculating the present value of the operating lease ROU assets. The initial monthly rental payment is $70,400 for the period from October 1, 2023 to August 31, 2024, with an approximately 4% rental payment increase starting on September 1, 2024 for each 12 months thereafter.

On January 19, 2024, FuAn entered into a sublease agreement with the landlord to lease an office in Irvine, California with a lease term of 27 months. The lease commenced on February 1, 2024, and will expire on April 30, 2026. The monthly rental payment is $3,825 for the period from February 1, 2024 to January 31, 2025, $3,978 for the period from February 1, 2025 to January 31, 2026, and $4,137 for the period from February 1, 2026 to April 30, 2026.

Total lease expenses amounted to $303,792 and $292,008 for the three months ended January 31, 2025 and 2024, respectively. Total lease expenses amounted to $903,726 and $723,993 for the nine months ended January 31, 2025 and 2024, respectively. The Company’s ROU assets and lease liabilities are recognized using an effective interest rate of the range 3.38% to 10.50%, which was determined using the Company’s incremental borrowing rate.

For the nine months ended January 31, 2025 and 2024, the average remaining term of the lease is 4.03 years and 5.06 years, respectively.

The Company’s operating ROU assets and lease liabilities were as follows:

	January 31, 2025 (unaudited)	April 30, 2024
Operating ROU:
Operating lease right-of-use assets	$6,038,660	6,038,660
Less: accumulated amortization of ROU assets	(2,013,667)	(1,357,870)
ROU assets, net	$4,024,993	$4,680,790

Operating lease liabilities:
Operating lease liabilities, current	$939,327	$1,122,059
Operating lease liabilities, non-current	3,360,883	3,818,544
Total lease liabilities	$4,300,210	$4,940,603

As of January 31, 2025, future maturity of the Company’s operating lease liabilities is as follow:

Years Ending January 31 ,	Operating lease liabilities
2026	$1,221,425
2027	1,227,439
2028	1,257,908
2029	959,779
2030	303,573

Total lease payments	4,970,124
Less: imputed interest	(669,914)
Total lease liabilities	$4,300,210

Finance lease

Effective August 15, 2022, the Company entered a 36-month lease with an unrelated vendor to lease a forklift with monthly payment of $804 and lease expiration date on July 15, 2025. At the lease expiration date, the Company has the option to renew on a month-to-month basis at the same monthly lease payment or purchase the equipment.

The components of lease costs, lease term and discount rate with respect of the forklift lease with an initial term of more than 12 months are as follows:

	For the three Months Ended January 31, 2025 (unaudited)	For the three Months Ended January 31, 2024 (unaudited)
Interest expense on finance lease	$87	$211
Weighted average discount rate - finance leases	5.50%	5.50%

	For the nine Months Ended January 31, 2025 (unaudited)	For the nine Months Ended January 31, 2024 (unaudited)
Interest expense on finance lease	$355	$722
Weighted average remaining lease term (years) – finance leases	4.59	1.45
Weighted average discount rate - finance leases	5.50%	5.50%

The following is a schedule, by years, of maturities of finance lease liabilities as of January 31, 2025:

For the 12 months ending	Finance Leases
January 31, 2026	$19,305
January 31, 2027	14,480
January 31, 2028	14,480
January 31, 2029	14,480
January 31, 2030	14,480
Total undiscounted cash flows	77,225
Less: imputed interest	(14,348)
Total finance lease liabilities	$62,877

NOTE 12 — INCOME TAXES

Marwynn is a Nevada holding company subject to 21% corporate federal income tax rate. There is no state income tax rate because no state income tax is levied in Nevada. Marwynn is a holding company and does not have active operations as of January 31, 2025.

FuAn, Grand Forest and KZS were incorporated in the State of California, and are subject to 21% corporate federal income tax rate and 8.84% California state income tax rate. Marwynn, FuAn, Grand Forest and KZS file separate corporate income tax returns instead of a consolidated income tax return.

For the three months ended January 31, 2025, and 2024, the provision for income taxes consisted of the following:

	January 31, 2025 (unaudited)	January 31, 2024 (unaudited)
Current:
Federal income tax expense (benefit)	$(15,171)	$78,898
State income tax expense (benefit)	(4,713)	36,147
Deferred:
Federal income tax benefit	(760)	—
State income tax benefit	(253)	—
Total income tax expense (benefit)	$(20,897)	$115,045

For the nine months ended January 31, 2025, and 2024, the provision for income taxes consisted of the following:

	January 31, 2025 (unaudited)	January 31, 2024 (unaudited)
Current:
Federal income tax expense	$87,945	$175,111
State income tax expense	44,283	80,861
Deferred:
Federal income tax benefit	(4,647)	—
State income tax benefit	(1,546)	—
Total income tax expense	$126,035	$255,972

The following table reconciles the Company’s effective income tax rate for the three months ended January 31, 2025 and 2024:

	Three months ended January 31, 2025 (unaudited)	Three months ended January 31, 2024 (unaudited)
Federal statutory rate	21.00%	21.00%
State statutory rate, net of effect of state income tax deductible to federal income tax	7.0%	6.9%
Permanent difference – penalties, interest, and others	76.5%	0.2%
Valuation allowance	(933.6)%	1.0%
Effective tax rate	(829.1)%	29.1%

The following table reconciles the Company’s effective income tax rate for the nine months ended January 31, 2025 and 2024:

	Nine months ended January 31, 2025 (unaudited)	Nine months ended January 31, 2024 (unaudited)
Federal statutory rate	(21.0)%	21.0%
State statutory rate, net of effect of state income tax deductible to federal income tax	(7.0)%	7.0%
Permanent difference – penalties, interest, and others	5.9%	0.3%
Valuation allowance	65.0%	(0.7)%
Effective tax rate	42.9%	27.6%

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are comprised of the following:

	January 31, 2025 (unaudited)	April 30, 2024
Deferred tax assets:
Sales allowance	$57,643	$57,643
Bad debt expense	6,911	6,911
Lease liabilities, net of ROU	77,016	72,705
NOL	76,346	—
Valuation allowance	(74,463)	—
Deferred tax assets, net	$143,453	$137,259

Deferred tax liability:
Depreciation expense	41,531	42,211
Deferred tax assets, net of deferred tax liability	$101,922	$95,048

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As January 31, 2025 and April 30, 2024, the Company had $23,348 and $13,091 accrued interest and penalties related to understated income tax payments, respectively. For the three months ended January 31, 2025 and 2024, the Company recorded $3,457 and nil of interest and penalties related to understated income tax payments, respectively. For the nine months ended January 31, 2025 and 2024, the Company recorded $10,257 and nil of interest and penalties related to understated income tax payments, respectively. The Company intends to file amended income tax returns for these two fiscal years with respect to these positions within the next few months.

NOTE 13 — RELATED PARTY TRANSACTIONS

The Company’s related party transactions consisted of the following:

Due to related parties

Name of Related Party	Nature	Relationship	January 31, 2025 (unaudited)	April 30, 2024
Yin Yan*	Other payable	Chief Executive Officer (“CEO”) and owned 81% of equity interest of FuAn (before reorganization) and owns 40% of common shares and 100% of preferred shares of Marwynn	$—	500
Fulai Wang****	Promissory Note	Spouse of Yin Yan and owned 36% of equity interest of Grand Forest (before reorganization) and owns 12% of common shares of Marwynn	250,000	250,000
Zhifen Zhou**	Other payable	Chief Financial Officer (“CFO”) and Director of KZS (before reorganization)	—	273
Sen Zhong****	Promissory Note	Spouse of Zhifen Zhou, owned 57% of equity interest of Grand Forest (before reorganization) and owns 19% of common shares of Marwynn	396,417	572,481
Hong Le Liang****	Promissory Note	CEO of Grand Forest and KZS, owned 7% of equity interest of Grand Forest and 67% of equity interest of KZS (before reorganization), and owns 12% of common shares of Marwynn	301,586	292,825
H&S Construction***	Promissory Note	An entity controlled by Hong Le Liang	—	103,463
Total			$948,003	$1,219,542

*	As of July 24, 2024, the advance has been repaid in full.

**	As of May 3, 2024, the advance has been repaid in full.

***	As of January 31, 2025, partial balance of the advance has been paid through cash repayment and the remaining balance of $52,328 was transferred to Hong Le Liang.

****	As of January 31, 2025, the advances were memorialized pursuant to unsecured promissory notes between Grand Forest and the holders. The unsecured promissory notes are payable on demand on or after August 1, 2025, and carry no interest. In the absence of any demand, the entire principal shall be due on July 31, 2029.

NOTE 14 — STOCKHOLDERS’ EQUITY

Prior to April 2024, Grand Forest borrowed interest free funds from its stockholders as working capital and recorded such borrowings as due to related parties. On April 19, 2024, three stockholders of Grand Forest converted total of $700,000 related party other payable in exchange for 70,000 common shares of Grand Forest, which constituted 100% equity interest of Grand Forest. On April 25, 2024, theses stockholders transferred 70,000 Grand Forest shares into Marwynn in exchange for 4,976,244 common shares of Marwynn.

On April 19, 2024, one stockholder of KZS converted $100,000 related party other payable in exchange 10,000 common shares of KZS, representing 33% equity interest of KZS. On April 25, 2024, this stockholder transferred 10,000 KZS shares into Marwynn in exchange for 710,892 common shares of Marwynn. In addition, another stockholder of KZS transferred 20,000 KZS shares that he owned from original capital contribution (representing 67% equity interest of KZS) into Marwynn in exchange for 1,421,784 common shares of Marwynn.

On April 29, 2024, all the stockholders of FuAn transferred their 100% equity interest in FuAn to Marwynn in exchange for 7,399,084 common shares of Marwynn.

Marwynn was incorporated in the state of Nevada on February 27, 2024. The Company is authorized to issue 45,000,000 shares of common stock, and 5,000,000 shares of preferred stock, par value $0.001 (“Preferred Stock”), of which 135,000 shares of Preferred Stock have been designated as “Series A Super Voting Preferred Stock.” Each share of common stock is entitled to one (1) vote and each share of Series A Super Voting Preferred Stock is entitled to one thousand (1,000) votes on any matter on which action of the stockholders of the corporation is sought. The Series A Super Voting Preferred Stock will vote together with the common stock. The holders of Series A Super Voting Preferred Stock shall not be entitled to receive dividends of any kind or be entitled to any liquidation preference. The Series A Preferred Stock shall not be subject to conversion into common stock or other equity authorized to be issued by the Company. The Series A Super Voting Preferred is redeemable at the election of the holder at a redemption price of $0.001 per share.

On April 24, 2024, the Company entered a Subscription Agreement with an individual investor, pursuant to the subscription agreement, on April 30, 2024, the Company issued 186,000 common shares of Marwynn at $2.50 per share to the investor for proceeds of $300,000.

On April 24, 2024, the Company entered a Subscription Agreement with another individual investor, pursuant to the subscription agreement, on April 30, 2024, the Company issued 310,000 common shares of Marwynn at $2.50 per share to the investor for proceeds of $500,000.

On April 25, 2024, Marwynn and Marwynn’s CEO Yin Yan (also the initial major stockholder of Marwynn) entered into a Series A Super Voting Preferred Stock Purchase Agreement (“Purchase Agreement”), pursuant to the purchase agreement, Marwynn’s CEO purchased 135,000 super voting preferred stock for $30.

On September 9, 2024, the Company filed an Amended and Restated Articles of Incorporation to effect (i) 1.55-for-1 forward stock split of the Company’s common stock, and (ii) 4.5-for-1 forward stock split of the Company’s Series A Super-Voting Preferred Stock. Share and per share data in the consolidated financial statements and notes to consolidated financial statements are presented on a retroactive basis to reflect the forward stock split.

As of January 31, 2025 and April 30, 2024, total number of shares of common stock issued and outstanding was 15,004,004 shares, at par value of $0.001 per share; total number of shares of preferred stock issued and outstanding was 135,000 shares. The number of authorized and outstanding common stock were retrospectively applied as if the transaction occurred at the beginning of the period presented.

NOTE 15 — SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through April 23, 2025, which was the date of this unaudited condensed consolidated financial statements were issued, and determined the Company had the following material events that need to be disclosed in the unaudited condensed consolidated financial statements:

On March 12, 2025, Marwynn entered into an underwriting agreement (the “Underwriting Agreement”) with American Trust Investment Services, Inc., as representative of the several underwriters (the “Representative”), pursuant to which the Company issued and sold an aggregate of 2,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), in the initial public offering (the “Offering”) pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-284245) and a related prospectus supplements dated March 12, 2025, filed with the Securities and Exchange Commission (“Commission”).  The Common Stock was sold at an offering price of $4.00 per share (the “Public Offering Price”), generating gross proceeds to the Company of $8,000,000, before deducting underwriting discounts and commissions and other estimated offering expenses.

The Company intends to use the net proceeds from the Offering towards supply chain enhancements, business expansion, sales and distribution growth, talent development and retention, working capital, and other general corporate purposes.

The Common Stock commenced trading on The Nasdaq Capital Market on March 13, 2025 under the symbol “MWYN.” The closing of the Offering took place on March 14, 2025.

Pursuant to the Underwriting Agreement, the Company granted the Representative a 45-day option to purchase up to 300,000 shares of Common Stock at the Public Offering Price, less the underwriting discount, to cover over-allotments, if any. The Company also agreed to issue to the Representative (or its permitted assignees) a warrant (“Representative Warrant”) to purchase up to 100,000 shares of Common Stock (and up to 115,000 shares of Common Stock assuming the Representative’s option is exercised in full), which is equal to 5% of the shares sold in the Offering, exercisable for cash or on a cashless basis at a per share price equal to $4.80 per share. The Representative Warrant will be exercisable at any time, and from time to time, in whole or in part, after 180 days from March 11, 2025, and will expire on March 11, 2030. In addition, the Representative Warrant provides for certain demand and piggyback registration rights. The exercise price and number of shares issuable may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary cash dividend or our recapitalization, reorganization, merger or consolidation.

On April 4, 2025, the Underwriter purchased 50,000 additional shares of the Company’s common stock, par value $0.001 per share, at a price of $4.00 per share (the “Over-Allotment Shares”). As a result, the Company has raised gross proceeds of approximately $200,000, in addition to the IPO gross proceeds of $8,000,000, or combined gross proceeds in this IPO of $8,200,000, before underwriting discounts and commissions and offering expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions, or projections, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under Part II - Item 1A Risk Factors of this Report, and under the “Risk Factors” section of our Registration Statement on Form S-1 (File No.: 333-284245), originally filed with the Securities and Exchange Commission (the “SEC”) on January 13, 2025, as amended. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions about us that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we”, “us”, “our,” or the “Company” are to Marwynn Holdings, Inc. and its wholly-owned operating subsidiaries, except where the context requires otherwise.

Business Overview and Recent Development

Marwynn Holdings, Inc. (“Marwynn” or the “Company”) was incorporated in the state of Nevada, United States of America (“USA”) on February 27, 2024. The Company is a holding company with no material operations of its own, Marwynn conducts substantially all its operations through its wholly-owned subsidiaries FuAn Enterprise, Inc (“FuAn”) and Grand Forest Cabinetry Inc (“Grand Forest”).

FuAn was incorporated in the state of California on April 18, 2016. FuAn is a food and non-alcoholic beverage supply chain company that specializes in connecting businesses between different regions, particularly between Asia and the U.S. FuAn’s comprehensive supply chain services include the sourcing of Asian food, snacks, and non-alcoholic beverages, and distributing branded goods to mainstream markets, grocery stores and wholesale/warehouse clubs in the U.S. In addition, FuAn provides supply chain consulting, and market expansion support for businesses. With a focus on sourcing Asian foods and non-alcoholic beverages, FuAn aims at becoming a leading importer and distributor of premium Asian foods and non-alcoholic beverages to the U.S. markets.

Grand Forest was incorporated in the state of California on February 22, 2021. Grand Forest is an indoor home improvement supply chain provider that focus on providing high-quality kitchen cabinets, flooring, and home improvement products sourced from international suppliers. Grand Forest focuses on sourcing high-quality products from reliable overseas suppliers and distributing them to customers across the U.S.

On March 12, 2025, Marwynn entered into an underwriting agreement with American Trust Investment Services, Inc., as representative of the several underwriters (the “Representative”), pursuant to which the Company issued and sold an aggregate of 2,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), in the initial public offering (the “Offering”) pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-284245) and a related prospectus supplements dated March 12, 2025, filed with the Securities and Exchange Commission (“Commission”).  The Common Stock was sold at an offering price of $4.00 per share (the “Public Offering Price”), generating gross proceeds to the Company of $8,000,000, before deducting underwriting discounts and commissions and other estimated offering expenses.

The Common Stock commenced trading on The Nasdaq Capital Market on March 13, 2025 under the symbol “MWYN.” The closing of the Offering took place on March 14, 2025. The Company has been using the net proceeds from the Offering towards supply chain enhancements, business expansion, sales and distribution growth, talent development and retention, working capital, and other general corporate purposes.

On April 4, 2025, the Representative purchased 50,000 additional shares of the Company’s common stock, par value $0.001 per share, at a price of $4.00 per share (the “Over-Allotment Shares”). As a result, the Company has raised gross proceeds of approximately $200,000, in addition to the IPO gross proceeds of $8,000,000, or combined gross proceeds in this IPO of $8,200,000, before underwriting discounts and commissions and offering expenses.

Business Trends and Uncertainties

During the first quarter of 2025, the United States has introduced trade policy actions that have increased import tariffs across a wide range of countries at various rates, including on product imports from almost all countries and individualized higher tariffs on certain other countries, such as China. Some of these tariff announcements have since been followed by announcements of limited exemptions and temporary pauses. Our business relies heavily on international supply chains and imported products, including food, non-alcoholic beverages, kitchen cabinets, flooring, and other home improvement goods. This dependence exposes us to risks associated with shifting global trade policies, tariffs, and geopolitical tensions, particularly in the Asia-Pacific region, and could negatively impact affect our business in multiple ways, including increased costs of our products. These tariffs have introduced additional volatility into our procurement and logistics operations and may increase our cost of goods sold, particularly for our food and cabinetry product lines, which are more reliant on imports from affected regions.

We have temporarily paused certain imports from China and are actively pursuing alternative sourcing strategies, including domestic suppliers and international partners in lower-risk regions. In addition, trade-related disruptions—such as shipping delays, port congestion, or container shortages—can create further uncertainty and may require expedited shipping or last-minute procurement efforts at elevated cost. While these changes are intended to mitigate future exposure, they may result in near-term transitional costs, logistical inefficiencies, and supplier onboarding challenges. Diversifying our supply base can also increase production and transportation costs and introduce operational complexity. We are actively working with Costco and other retailers to introduce new products that are less sensitive to the tariff tensions between the U.S. and China. However, there can be no assurance that these efforts will be successful or that such measures will fully offset the challenges posed by current trade policies.

We are closely monitoring the fluid nature of proposed tariffs and any impact they may have on our operations and will continue to monitor macroeconomic conditions and evaluate the financial and operational impact of ongoing trade policy shifts. These risks could intensify depending on future developments and we are actively incorporating these considerations into our future operation planning, including assessing pricing actions, cost-control measures, and long-term sourcing strategies.

If tariffs escalate or global inflationary trends persist, our customers may face greater economic strain, which could in turn affect demand for our products. We remain focused on maintaining operational flexibility and adapting our supply chain to navigate these uncertainties and support long-term business performance. See “Risk Factors” under Part II, Item 1A, beginning on page 49 of this Report, for additional information.

Key Factors that Affect Our Results of Operations

Operating cost increase after initial public offering

Following our initial public offering, we will be subject to increased operating costs related to our listing on The Nasdaq Capital Market and we are subject to increased costs related to our compliance with Securities Act and Exchange Act periodic reporting annual audit expenses, the legal service expenses, and related consulting services expenses.

Competition

The supply chain industry is highly competitive, with a wide range of players offering various services such as logistics, transportation, warehousing, and distribution. Competitors range from large multinational corporations to small and medium-sized enterprises, each with their own strengths and capabilities. Supply chain disruptions often occur due to natural disasters or geopolitical events. We see talent shortage and skills gap in supply chain management. We also face regulatory compliance and trade restrictions. Security and data privacy are also concerns in global trade as well as fluctuations in exchange rates and raw material prices.

Competition for sale of food and beverages varies and includes market demand, supplier relationships, logistics and distribution, regulatory compliance and expanding into new markets. Satisfying diverse consumer preferences and staying ahead of trends are imperative.

The home remodeling business is highly competitive, fragmented, and evolving. As a result, competition for customers for our products and services from a variety of retailers, suppliers, service providers, and distributors and manufacturers that sell products directly to their respective customer bases. These competitors range from suppliers like us, to multi-channel, to exclusively online retailers. The internet facilitates competitive entry and increases the level of competition we face for customer experience, price transparency, quality, product availability and assortment, and delivery options.

International Trade Policies

Current uncertainties about increases in tariffs of imported products from countries may have an adverse effect on our operations. In April 2025, the U.S. government increased import tariffs across a wide range of countries at various rates, including on product imports from almost all countries and individualized higher tariffs on certain countries. Based on the tariffs enacted and currently in effect, we anticipate incurring incremental tariff costs, additional costs that we may incur on products shipped to our customers, and costs as a result of pauses on certain of our product imports, in particular products from China. We expect to offset the impact of the enacted tariffs on our revenues with supply chain adjustments, sources of supply or manufacturing locations, and additional cost savings actions. We are actively working with Costco and our other customers to introduce new products that are less sensitive to the tariff tensions between the U.S. and China. However, if other additional tariffs are adopted, we would incur additional tariff costs that could be material. We are actively evaluating the potential impacts of these proposed tariffs, as well as our ability to mitigate their related impacts, this may affect our revenue and cost of revenues.

Three Months Ended January 31, 2025 compared to Three Months Ended January 31, 2024

Selected Income Statement Items

Revenues

We derive our revenues from (i)  sale of food and beverages, (ii) sale of indoor home improvement products, and (iii) consulting services. The following table presents our revenue by product and service types and as percentage of our total revenues for the periods presented.

	For the three months ended January 31,
	2025		2024		Variance
	USD	Percent	USD	Percent	Amount	Percent
Sale of Food and Beverage	$579,960	21.44%	$984,927	34.42%	$(404,967)	(41.12)%
Sale of Indoor Home Improvement Products	2,081,051	76.94%	1,876,652	65.58%	204,399	10.89%
Consulting Services	43,749	1.62%	-	-%	43,749	100.00%
Total revenues	$2,704,760	100.00%	$2,861,579	100.00%	$(156,819)	(5.48)%

Sales of food and beverages

Sales of food and beverages accounted for 21.44% and 34.42% of total sales for the three months ended January 31, 2025 and 2024, respectively. Sales of food and beverages decreased by $404,967 from $984,927 for the three months ended January 31, 2024 to $579,960 for the three months ended January 31, 2025. The decrease in our sales was primarily due to significantly reduced purchase orders from Costco, one of our largest customers, particularly in demand for White Rabbit ice cream. We are in the process of a product rotation and update for White Rabbit brand products with Costco and are waiting for Costco’s approval before we can relaunch the sale of the White Rabbit brand product. The timing and outcome of this relaunch are subject to uncertainty, including the potential impact of U.S. tariffs on goods imported from China. We are also working with Costco and other retailers to introduce new products that are less sensitive to the tariff tensions between the U.S. and China. We are also working with Costco on bringing more new products to their stores.

Sales of home remodeling products

Sales of home remodeling products accounted for 76.94% and 65.58% of total sales for the three months ended January 31, 2025 and 2024, respectively. Sales of home remodeling products increased by $204,399, or 10.89% from $1,876,652 for the three months ended January 31, 2024 to $2,081,051 for the three months ended January 31, 2025. The increase in our sales was mainly due to the addition of new products and increased sales orders for cabinets as a result of our efforts to expand our wholesale business. For the three months ended January 31, 2025, we had sales orders of approximately 1,397 pieces, an increase of 271 sales orders or 24.07%, compared with 1,126 sales orders in the three months ended January 31, 2024.

Consulting services

Consulting services accounted for 1.62% and nil of total revenues for the three months ended January 31, 2025 and 2024, respectively. Revenue from consulting services increased by $43,749, or 100.00% from nil for the three months ended January 31, 2024 to $43,749 for the three months ended January 31, 2025. We started our consulting services business in March 2024 through providing supply chain and brand management services proposals and solutions to customers to help them optimize their inventory management and product distribution strategy, to reduce delivery times, shipping costs and diversify distribution channels.

Costs of Revenues

Cost of revenues consists of merchandise costs, as well as freight, duty, storge and other costs to transport inventory to the Company’s warehouse. Cost of revenues also includes costs for shrinkage, damaged product disposals, packaging and distribution of the products to customers.

We derive our costs from (i) sale of food and beverages, (ii) sale of indoor home improvement products, and (iii) consulting services. The following table presents our costs of revenues as percentage of its corresponding revenue for the periods presented.

	For the three months ended January 31,
	2025		2024		Variance
	USD	Percent	USD	Percent	Amount	Percent
Sale of Food and Beverage	$328,181	56.59%	$518,119	52.60%	$(189,938)	(36.66)%
Sale of Indoor Home Improvement Products	1,207,905	58.04%	975,383	51.97%	232,522	23.84%
Consulting Services	50,899	116.34%	-	-%	50,899	100.00%
Total cost of revenues	$1,586,985	58.67%	$1,493,502	52.19%	$93,483	6.26%

Cost of revenues from sale of food and beverages decreased by $189,938, or 36.66% from $518,119 for the three months ended January 31, 2024, to $328,181 for the three months ended January 31, 2025. Our cost of revenues from sale of food and beverages primarily include inventory costs, storage and freight costs. The decrease in our cost of revenues for sale of food and beverages was mainly due to decreased sales volume resulting from decreased purchase orders from Costco, we did not have any orders from Costco for the three months ended January 31, 2025 while we had 11 orders from Costco for the three months ended January 31, 2024. We also had reduced storage fees and freight costs. The average purchase price for White Rabbit ice cream was $17.61 per case for the three months ended January 31, 2024.

Cost of revenues for sale of indoor home improvement products increased by $232,522, or 23.84%, from $975,383 for the three months ended January 31, 2024, to $1,207,905 for the three months ended January 31, 2025. Our cost of revenues from sale of indoor home improvement products primarily includes inventory costs, storage, freight costs, damaged product disposals and packaging. The increase in our cost of revenue for sale of indoor home improvement products was mainly due to the increase in our sales despite having decreased inventory purchase price and freight costs. Average purchase price for cabinets was $100 — $110 each for the three months ended January 31, 2025 compared with $110 — $120 each for the three months ended January 31, 2024. Average purchase price for flooring was $32 per box for the three months ended January 31, 2025 compared with $38 per box for the three months ended January 31, 2024. Average purchase price for marble and quartz was approximately $20 less per piece in the three months ended January 31, 2025 compared with January 31, 2024.

Cost of revenues for consulting services increased by $50,899, or 100.00%, from nil for the three months ended January 31, 2024, to $50,899 for the three months ended January 31, 2025. Our cost of revenues from consulting services was immaterial and primarily consisted of labor costs. The increase in our cost of sales for consulting services was mainly due to increased labor costs associated with our consulting services.

Selling, General and Administrative Expenses

Selling expenses mainly consist of advertising costs, promotion expenses, commission expenses, shipping and delivery expenses, showroom maintenance expenses, and payroll and related expenses for personnel engaged in selling and marketing activities. We expect our selling and marketing expenses as a percentage of total sales to modestly increase in the foreseeable future to achieve high-quality growth.

General and administrative expenses primarily consist of costs for corporate functions, including payroll and related expenses; facilities and equipment expenses such as depreciation and amortization expense, rents, professional fees and utilities costs. We expect our general and administrative expenses as a percentage of total sales to decrease in the foreseeable future as we continue to enhance overall cost control to improve operating margin.

Results of Operations

Comparison of the three months ended January 31, 2025 and 2024

The following table summarizes our consolidated results of operations and as percentage of our total revenues for the period presented.

	For the three months ended January 31,
	2025	% of Revenues	2024	% of Revenues	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue, net	$2,704,760	100.00%	$2,861,579	100.00%	$(156,819)	(5.48)%
Cost of revenue	(1,586,985)	(58.67)%	(1,493,502)	(52.19)%	(93,483)	6.26%
Gross profit	1,117,775	41.33%	1,368,077	47.81%	(250,302)	(18.30)%
Selling expenses	(164,879)	(6.10)%	(158,527)	(5.54)%	(6,352)	4.01%
General and administrative expenses	(950,847	(35.15)%	(810,473)	(28.32)%	(140,374)	17.32%
Total operating expenses	(1,115,726	(41.25)%	(969,000)	(33.86)%	(146,726)	15.14%
Income (loss) from operations	2,049	0.08%	399,077	13.95%	(397,028)	(99.49)%
Total other income (expense), net	472	0.02%	(4,088)	(0.14)%	4,560	(111.55)%

Income (loss) before income taxes provision	2,521	0.09%	394,989	13.80%	(392,468)	(99.36)%
Income tax provision (benefit)	20,897	0.77%	(115,045)	(4.02)%	135,942	118.16%
Net income (loss)	$23,418	0.87%	$279,944	9.78%	$(256,526)	(91.63)%

Revenues

Sales for the three months ended January 31, 2025 and 2024 were $2,704,760 and $2,861,579, respectively, a decrease of $156,819 or 5.48%. The decrease of sales in 2025 was primarily attributed to decreased sale of food imports and distribution by $404,967 which was partly offset by increased home remodeling products by $204,399 and increased consulting services by $43,749.

We imported and distributed new products with total revenue of $579,960 during the three months ended January 31, 2025. We are working with a few large food distributers and vendors in Asia to bring more authentic premium Asia foods to the U.S.

We sold 7,390 cabinets with average selling price of $162.28 each during the three months ended January 31, 2025 compared with 6,382 cabinets with average selling price of $177.65 each during the three months ended January 31, 2024. We sold 954 boxes of flooring with average selling price of $44.33 per box during the three months ended January 31, 2025 compared with 1,380 boxes of flooring with average selling price of $50.56 per box during the three months ended January 31, 2024. We sold 1,912 pieces of engineered marble or quartz with average selling price of $192.39 per piece during the three months ended January 31, 2025 compared with 1,047 pieces of quartz with average selling price of $226.21 per piece during the three months ended January 31, 2024. Our average selling price decreased significantly during the three months ended January 31, 2025, which was a result of our strategic change of our operations by focusing to develop wholesale customers starting from fiscal year 2024. Selling price to wholesale customers was significantly lower than the selling price to retail customers but the sales quantity for each order was usually larger.

Cost of revenues

The following table presents our costs of revenues by products and services provided as a percentage of total cost of revenues for the periods presented.

	For the three months ended January 31,
	2025		2024		Variance
	USD	Percent	USD	Percent	Amount	Percent
Sale of food and beverages	$328,181	20.68%	$518,119	34.69%	$(189,938)	(36.66)%
Sale of indoor home improvement products	1,207,905	76.11%	975,383	65.31%	232,522	23.84%
Consulting services	50,899	3.21%	-	-%	50,899	100.00%
Total cost of revenues	$1,586,985	100.00%	$1,493,502	100.00%	$93,483	6.26%

Cost of revenues for the three months ended January 31, 2025, and 2024 was $1,586,985 and $1,493,502, respectively, an increase of $93,483 or 6.26%. The increase of cost of revenues in 2025 was primarily attributed to increased cost from home remodeling products by $232,522 or 23.84% and increased cost from consulting services by $50,899 or 100.00%, which was partly offset by decreased cost for sale of food and beverages by $189,938 or 36.66%, resulting from decreased sales. Cost of revenues for sale of food and beverages as a percentage of total revenues was 12.13% and 18.11%, respectively, for the three months ended January 31, 2025 and 2024. Cost of revenues for home remodeling products as a percentage of total revenues was 44.66% and 34.09%, respectively, for the three months ended January 31, 2025 and 2024. Cost of revenues associated with our consulting services was immaterial and primarily consisted of labor costs. Cost of revenues for consulting services as a percentage of total revenues was 1.88% and nil, respectively, for the three months ended January 31, 2025 and 2024.

Gross profit and gross margin

The following table presents our gross profit and gross margin by product and services provided as percentage of total revenues for the periods presented.

	For the three months ended January 31,
	2025		2024
	Gross profit	Profit Margin to Total Revenues	Gross profit	Profit Margin to Total Revenues
Sale of food and beverages	$251,779	9.31%	$466,808	16.31%
Sale of indoor home improvement products	873,146	32.28%	901,269	31.50%
Consulting services	(7,150)	(0.26)%	-	-%
Gross profit and gross margin	$1,117,775	41.33%	$1,368,077	47.81%

The gross profit for the three months ended January 31, 2025 and 2024 was $1,117,775 and $1,368,077 respectively, a decrease of $250,302 or 18.30%. The blended gross profit margin was 41.33% for 2025 compared 47.81% for 2024. Gross profit for sale of food and beverages decreased by 46.06% in 2025 due to decreased sales to Costco. Gross profit for sale of indoor home improvement products decreased by 3.12% in 2025 due to our expansion of wholesale business, for which we offered more discounts to our wholesale customers. Gross profit for consulting services decreased by 100.00% in 2025 due to increased labor cost.

Selling expenses

Our selling expenses were 164,879 for the three months ended January 31, 2025, as compared to $158,527 for the three months ended January 31, 2024, representing an increase of $6,352, or 4.01%. The increase in the selling expenses was mainly due to 1) increased payroll expenses by $51,313 or 55.34% due to increased employees; and 2) increased shipping expenses by $3,435 or 29.62% as compared to the same period of 2024; the increase in selling expenses was partly offset by 1) decreased sales commission expenses by $36,834 or 100.00% as compared to the same period in 2024; 2) decreased advertising and marketing expenses by $12,251 or 73.14%. Selling expenses accounted for 6.10% and 5.54% of our total revenues for the three months ended January 31, 2025 and 2024, respectively.

General and administrative expenses

Our general and administrative expenses were $950,847 for the three months ended January 31, 2025, as compared to $810,473 for the three months ended January 31, 2024, reflecting an increase of $140,374 or 17.32%. The increase in general and administrative expenses included increased payroll expense, professional fee, rent expenses, depreciation and amortization, office expenses, and travel expenses, which was partly offset by decreased testing fee, insurance expense, due and subscription, subcontract labor expense and other expense.

The payroll expense increased by $188,016 or 108.06% as compared to the same period in 2024, the increase was mainly from increased number of employees and increased hourly rate as adjusted to reflect general inflation. Professional fee increased by $20,934 or 47.86% as compared to the same period in 2024, resulting from audit, accounting and consulting related costs. The increase in general and administrative costs was partly offset by decreased insurance costs by $31,284 or 61.77% as compared to the same period in 2024 and decreased testing fee by $33,465 or 100% as compared to the same period in 2024.

General and administrative expenses accounted for 35.15% and 28.32% of our total revenues for the three months ended January 31, 2025 and 2024, respectively.

Other income (expense), net

Other income was $472 for the three months ended January 31, 2025, compared to other expenses of $4,088 for the three months ended January 31, 2024. For the three months ended January 31, 2025, other income mainly consisted of other income of $2,227, which was partly offset by interest expense of $1,755. For the three months ended January 31, 2024, other expenses mainly consisted of interest expense of $6,251, which was partly offset with other income of $2,163.

Income tax provision

Income tax benefit were $20,897 for the three months ended January 31, 2025, representing a decrease of $135,942 or 118.16% from income tax expense of $115,045 for the three months ended January 31, 2024, due to decreased taxable income of Grand Forest. Marwynn, FuAn and Grand Forest file separate income tax return.

Net income

As a result of the above, we had a net income of $23,418 for the three months ended January 31, 2025, compared to net income $279,944 for the three months ended January 31, 2024, a decrease of net income of $256,526 or 91.63%, which was mainly resulting from decreased gross profit and increased audit, accounting and consulting fee and payroll costs.

Nine Months Ended January 31, 2025 compared to Nine Months Ended January 31, 2024

Revenues

We derive our revenues from (i) sale of food and beverages, (ii) sale of home remodeling, and (iii) consulting services. The following table presents our revenue by product and service types and as percentage of our total revenues for the periods presented.

	For the nine months ended January 31,
	2025		2024		Variance
	USD	Percent	USD	Percent	Amount	Percent
Sale of Food and Beverage	$624,846	7.62%	$2,284,477	26.71%	$(1,659,631)	(72.65)%
Sale of Indoor Home Improvement Products	7,437,980	90.72%	6,269,699	73.29%	1,168,281	18.63%
Consulting Services	135,737	1.66%	-	-%	135,737	100.00%
Total revenues	$8,198,563	100%	$8,554,176	100.00%	$(355,613)	(4.16)%

Sales of food and beverages

Sales of food and beverages accounted for 7.62% and 26.71% of total sales for the nine months ended January 31, 2025 and 2024, respectively. Sales of food and beverages decreased by $1,659,631 or 72.65% from $2,284,477 for the nine months ended January 31, 2024 to $624,846 for the nine months ended January 31,2025. The decrease in our sales was primarily due to significantly reduced purchase orders from Costco, one of our largest customers, particularly in demand for White Rabbit ice cream. We are in the process of a product rotation and update for White Rabbit brand products with Costco and are waiting for Costco’s approval before we can relaunch the sale of the White Rabbit brand product. The timing and outcome of this relaunch are subject to uncertainty, including the potential impact of U.S. tariffs on goods imported from China. We are also working with Costco and other retailers to introduce new products that are less sensitive to the tariff tensions between the U.S. and China. We are also working with Costco on bringing more new products to their stores.

Sales of home remodeling products

Sales of home remodeling products accounted for 90.72% and 73.29% of total sales for the nine months ended January 31, 2025 and 2024, respectively. Sales of home remodeling products increased by $1,168,281, or 18.63% from $6,269,699 for the nine months ended January 31, 2024 to $7,437,980 for the nine months ended January 31, 2025. The increase in our sales was mainly due to the addition of new products and increased sales orders for cabinets as a result of our efforts to expand our wholesale business. For the nine months ended January 31, 2025, we had sales orders of approximately 4,670 pieces, an increase of 1,248 sales orders or 36.47%, compared with 3,422 sales orders in the nine months ended January 31, 2024.

Consulting services

Sales from consulting services accounted for 1.66% and nil of total revenues for the nine months ended January 31, 2025 and 2024, respectively. Revenue from consulting services increased by $135,737, or 100.00% from nil for the nine months ended January 31, 2024 to $135,737 for the nine months ended January 31, 2025. The increase in our sales was mainly due to the increased sales. We started our consulting services business in March 2024 through providing supply chain and brand management services proposals and solutions to customers to help them optimize their inventory management and product distribution strategy, to reduce delivery times, shipping costs and diversify distribution channels.

Costs of Revenues

We derive our costs from (i) sale of food and beverages, (ii) sale of indoor home improvement products, and (iii) consulting services. The following table presents our costs of revenues as percentage of its corresponding revenue for the periods presented.

	For the nine months ended January 31,
	2025		2024		Variance
	USD	Percent	USD	Percent	Amount	Percent
Sale of Food and Beverage	$351,914	56.32%	$1,223,095	53.54%	$(871,181)	(71.23)%
Sale of Indoor Home Improvement Products	3,995,250	53.71%	3,544,411	56.53%	450,839	12.72%
Consulting Services	76,447	56.32%	-	-%	76,447	100.00%
Total cost of revenues	$4,423,611	53.96%	$4,767,506	55.73%	$(343,895)	(7.21)%

Cost of revenues from sale of food and beverages decreased by $871,181, or 71.23% from $1,223,095 for the nine months ended January 31, 2024, to $351,914 for the nine months ended January 31, 2025. Our cost of revenues from sale of food and beverages primarily includes inventory costs, storage and freight costs. The decrease in our cost of revenues for sale of food and beverages was mainly due to decreased sales volume resulting from decreased purchase orders from Costco, we did not have any orders from Costco for the nine months ended January 31, 2025 while we had 35 orders from Costco for the nine months ended January 31, 2024. We also had reduced storage fees and freight costs. The average purchase price for White Rabbit ice cream was $17.61 per case for the nine months ended January 31, 2024.

Cost of revenues for sale of indoor home improvement products increased by $450,839, or 12.72%, from $3,544,411 for the nine months ended January 31, 2024, to $3,995,250 for the nine months ended January 31, 2025. Our cost of revenues from sale of indoor home improvement products primarily includes inventory costs, storage, freight costs, damaged product disposals and packaging. The increase in our cost of sales for sale of indoor home improvement products was mainly due to the increase in our sales despite having decreased inventory purchase price and freight costs. Average purchase price for cabinets was $100 — $110 each for the nine months ended January 31, 2025 compared with $110 — $120 each for the nine months ended January 31, 2024. Average purchase price for flooring was $32 per box for the nine months ended January 31, 2025 compared with $38 per box for the nine months ended January 31, 2024. Average purchase price for marble and quartz was approximately $20 less per piece in the nine months ended January 31, 2025 compared with January  31, 2024.

Cost of revenues associated with our consulting services was immaterial and primarily consisted of labor costs.

Results of Operations

Comparison of the nine months ended January 31, 2025 and 2024

The following table summarizes our consolidated results of operations and as percentage of our total revenues for the period presented.

	For the nine months ended January 31,
	2025	% of Revenues	2024	% of Revenues	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue, net	$8,198,563	100.00%	$8,554,176	100.00%	$(355,613)	(4.16)%
Cost of revenue	(4,423,611)	(53.96)%	(4,767,506)	(55.73)%	343,895	(7.21)%
Gross profit	3,774,952	46.04%	3,786,670	44.27%	(11,718)	(0.31)%
Selling expenses	(482,538)	(5.89)%	(576,341)	(6.74)%	(93,803)	(16.28)%
General and administrative expenses	(3,555,609)	(43.37)%	(2,293,132)	(26.81)%	(1,262,477)	55.05%
Total operating expenses	(4,038,147)	(49.25)%	(2,869,473)	(33.54)%	1,168,674	40.73%
Income (loss) from operations	(263,195)	(3.21)%	917,197	10.72%	(1,180,392)	(128.70)%
Total other income (expenses), net	(30,252)	(0.37)%	(11,375)	(0.13)%	(18,877)	165.95%
Income (loss) before income tax provision	(293,447)	(3.58)%	905,822	10.59%	(1,199,269)	(132.40)%
Income tax provision	(126,035)	(1.54)%	(255,972)	(2.99)%	129,937	(50.76)%
Net income (loss)	$(419,482)	(5.12)%	$649,850	7.60%	$(1,069,332)	(164.55)%

Revenues

Sales for the nine months ended January 31, 2025 and 2024 were $8,198,563 and $8,554,176, respectively, a decrease of $355,613 or 4.16%. The decrease of sales in 2025 was primarily attributed to decreased sale of food imports and distribution by $1,659,631 which was partly offset by increased home remodeling products by $1,168,281 and increased consulting services by $135,737.

We imported and distributed new products with total revenue of $624,846 during the nine months ended January 31, 2025. We are working with a few large food distributers and vendors in Asia to bring more authentic premium Asia foods to the U.S.

We sold 25,682 cabinets with average selling price of $162.26 each during the nine months ended January 31, 2025 compared with 19,368 cabinets with average selling price of $181.46 each during the nine months ended January 31, 2024. We sold 4,093 boxes of flooring with average selling price of $46.68 per box during the nine months ended January 31, 2025 compared with 5,075 boxes of flooring with average selling price of $47.91 per box during the nine months ended January  31, 2024. We sold 6,324 pieces of engineered marble or quartz with average selling price of $195.81 per piece during the nine months ended January  31, 2025 compared with 4,208 pieces of quartz with average selling price of $225.51 per piece during the nine months ended January 31, 2024. Our average selling price decreased significantly during the nine months ended January 31, 2025, which was a result of our strategic change of our operations by focusing to develop wholesale customers starting from fiscal year 2024. Selling price to wholesale customers was significantly lower than the selling price to retail customers but the sales quantity for each order was usually larger.

Cost of revenues

The following table presents our costs of revenues by products and services provided as percentage of total cost of revenues for the periods presented.

	For the nine months ended January 31,
	2025		2024		Variance
	USD	Percent	USD	Percent	Amount	Percent
Sale of food and beverages	$351,914	7.96%	$1,223,095	25.65%	$(871,181)	(71.23)%
Sale of indoor home improvement products	3,995,250	90.32%	3,544,411	74.35%	450,839	12.72%
Consulting services	76,447	1.73%	-	-%	76,447	100%
Total cost of revenues	$4,423,611	100.00%	$4,767,506	100.00%	$(343,895)	(7.21)%

Cost of revenues for the nine months ended January 31, 2025, and 2024 was $4,423,611 and $4,767,506, respectively, a decrease of $343,895 or 7.21%. The decrease in cost of revenues in 2025 was primarily attributed to decreased cost from sale sale of food and beverages by $871,181, or 71.23%, resulting from decreased sales, which was partly offset by increased cost from home remodeling products by $450,839 or 12.72% and increased cost from consulting services by $76,447 or 100.00%. Cost of revenues for sale of food and beverages as a percentage of total revenues was 4.29% and 14.30%, respectively, for the nine months ended January 31, 2025 and 2024. Cost of revenues for home remodeling products as a percentage of total revenues was 48.73% and 41.43%, respectively, for the nine months ended January 31, 2025 and 2024. Cost of revenues for consulting services as a percentage of total revenues was 0.93% and nil, respectively, for the nine months ended January 31, 2025 and 2024.

Gross profit and gross margin

The following table presents our gross profit and gross margin by product and services provided as percentage of total revenues for the periods presented.

	For the nine months ended January 31,
	2025		2024
	Gross profit	Profit Margin to Total Revenues	Gross profit	Profit Margin to Total Revenues
Sale of food and beverages	$272,932	3.33%	$1,061,382	12.41%
Sale of indoor home improvement products	3,442,730	41.99%	2,725,288	31.86%
Consulting services	59,290	0.72%	-	-%
Gross profit and gross margin	$3,774,952	46.04%	$3,786,670	44.27%

The gross profit for the nine months ended January 31, 2025 and 2024 was $3,774,952 and $3,786,670 respectively, an decrease of $11,718 or 0.31%. The blended gross profit margin was 46.04% for 2025 compared 44.27% for 2024. Gross profit for sale of food and beverages decreased by 74.29% in 2025 due to decreased sales to Costco. Gross profit for sale of indoor home improvement products increased by 26.33% in 2025 due to our expansion of wholesale business, for which we offered more discounts to our wholesale customers. Gross profit for consulting services increased by 100.00% in 2025 due to an increase of sales.

Selling expenses

Our selling expenses were 482,538 for the nine months ended January 31, 2025, as compared to $576,341 for the nine months ended January 31, 2024, representing a decrease of $93,803, or 16.28%. The decrease in the selling expenses was mainly due to 1) decreased shipping expenses by $18,694 or 52.88% as compared to the same period in 2024 resulting from significantly decreased sales to Costco; 2) decreased sales commission expenses by $199,417 or 99.46%; and 3) decreased advertising and marketing expense by $30,240 or 55.79%; the decrease in selling expenses was partly offset by increased payroll expenses by $151,301 or 53.68% due to increased employees. Selling expenses accounted for 5.89% and 6.74% of our total revenues for the nine months ended January 31, 2025 and 2024, respectively.

General and administrative expenses

Our general and administrative expenses were $3,555,609 for the nine months ended January 31, 2025, as compared to $2,293,132 for the nine months ended January 31, 2024, reflecting an increase of $1,262,477 or 55.05%. The increase in general and administrative expenses included increased payroll expense, professional fee, rent expenses, depreciation and amortization , and meal and entertainment expenses which was partly offset by decreased insurance expense, subcontract labor and testing fee.

The payroll expense increased by $559,031or 87.49% as compared to the same period in 2024, the increase was mainly from increased number of employees and increased hourly rate as adjusted to reflect general inflation. Professional fee increased by $499,108 or 473.51% as compared to the same period in 2024, resulting from audit, accounting and consulting related costs. Rent expense increased by $181,284 or 18.71% as compared to the same period in 2024, which was mainly due to the initiation of the Company’s new office and warehouse lease in 2024. Meal and entertainment expenses increased by $32,409 or 195.35% as compared to the same period of 2024 for establishing and enhancing customer relations. Depreciation and amortization expense increased by $34,740 or 35.05%, as compared to the same period of 2024, which was mainly due to the purchase of fixed asset and acquisition of intangible assets. The increase in general and administrative expenses was partly offset by decreased testing fee by $41,175 or 100.00% as compared to the same period of last year.

General and administrative expenses accounted for 43.37% and 26.81% of our total revenues for the nine months ended January 31, 2025 and 2024, respectively.

Other income (expense), net

Other expenses was $30,352 for the nine months ended January 31, 2025, compared to other expenses of $11,375 for the nine months ended January 31, 2024. For the nine months ended January 31, 2025, other expenses mainly consisted of interest expense of $32,219, and other expenses of $3,624, which was partly offset with other income of $5,591. For the nine months ended January 31, 2024, other expenses mainly consisted of interest expense of $15,502 and other expense of $1,678, which was partly offset with other income of $5,805.

Income tax provision

Income tax expenses were $126,035 for the nine months ended January 31, 2025, representing a decrease of $129,937 or 50.76% from $255,972 for the nine months ended January 31, 2024, due to decreased taxable income of Grand Forest. Marwynn, FuAn and Grand Forest file separate income tax returns.

Net income (loss)

As a result of the above, we had a net loss of $419,482 for the nine months ended January 31, 2025, compared to net income $649,850 for the nine months ended January 31, 2024, a decrease of net income of $1,069,332 or 164.55%, which was mainly resulting from decreased revenue and increased audit, accounting and consulting fee, rent expense and payroll costs.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. We have funded our working capital, operations and other capital requirements in the past primarily by equity financing, borrowing from related parties, cash flow from operations, and bank loans.

In assessing our liquidity, we monitor and analyze our cash on-hand, our ability to generate sufficient revenue sources, the collection of our accounts receivable, our ability to obtain additional financial support in the future, and our operating and capital expenditure commitments. As reflected in our unaudited condensed consolidated financial statements, we had cash balance of approximately $0.23 million as of January 31, 2025. We also had accounts receivable balance of approximately $1.06 million as of January 31, 2025, among which approximately $0.3 million or 26.26% has been collected as of the date of this report.

As of January 31, 2025, we also recorded a total of approximately $0.15 million loans payable (including approximately $0.1 million short-term loan, $14,012 short-term auto loan and $35,929 long-term auto loan). We expect that we will be able to continue borrowing under our existing facilities based on past experience, our good credit history, and well-established relationship with the lenders.

As of January 31, 2025, we had due to related parties balance of approximately $0.95 million. The balance of due to related parties was comprised of advances from our related parties and was used for working capital during our normal course of business. This due to related parties was memorialized pursuant to unsecured promissory notes between Grand Forest and the holders. The unsecured promissory notes are payable on demand on or after August 1, 2025, and carry no interest. In the absence of any demand, the entire principal shall be due on July 31, 2029.

Our working capital amounted to approximately $1.2 million as of January 31, 2025.

Currently, we are working to improve our liquidity and capital sources primarily through cash flows from operation, debt financing, and financial support from our principal stockholder. In order to fully implement our business plan and sustain continued growth, we may also seek equity financing from outside investors. Based on the current operating plan, management believes that the above-mentioned measures collectively will provide sufficient liquidity for our Company to meet its future liquidity and capital requirements for at least 12 months from the issuance date of the consolidated financial statements.

However, as reflected in the accompanying unaudited condensed consolidated financial statements, the Company had net loss of approximately $0.42 million for the nine months ended January 31, 2025 and cash outflow from operating activities of approximately $0.28 million for the nine months ended January 31, 2025. The management plans to increase its revenue of FuAn by diversifying its markets from major mass market channels to ethnic supermarkets chains. In addition, FuAn has already finished the setup process to become a vendor to some major food distributors. The Company expects to increase sales through its distribution channels in the next quarter. FuAn has already engaged with regional buyers at Costco on new items and is awaiting Costco’s final approval, which the Company expects to happen in the coming months. The Company plans to increase Grand Forest’s revenue by providing more customized products to current customers. Also, the Company plans to expand the market for its products to southern California. The Company is discussing with Los Angeles, California-based distributors about the potential opportunity of setting up a Los Angeles regional office. The Company believes the expanded sales force will strengthen the relationship of its long-time customers based in southern California and help to increase overall sales. The Company had unsecured promissory notes with several stockholders with a total balance of $ 0.95 million as of January 31, 2025. These unsecured promissory notes are payable on demand on or after August 1, 2025, and carry no interest. In the absence of any demand, the entire principal should be due on July 31, 2029. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others.

The Company has historically funded its working capital needs primarily from operations. The working capital requirements are affected by the efficiency of operations and depend on the Company’s ability to increase its revenue. The Company believes that its cash on hand and operating cash flows will be sufficient to fund its operations over at least the next 12 months from the date of issuance of these unaudited condensed financial statements. However, the Company may need additional cash resources in the future if the Company experiences changed business conditions or other developments and may also need additional cash resources in the future if the Company wishes to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. If it is determined that the cash requirements exceed the Company’s amounts of cash on hand, the Company may seek to issue debt or equity securities or obtain a credit facility.

The following table summarizes our cash flows for the nine months ended January 31,2025 and 2024, respectively.

	Nine Months Ended January 31 (Unaudited),
	2025	2024
Cash provided by (used in):
Operating activities	$(280,712)	$783,410
Investing activities	(56,772)	(393,655)
Financing activities	(795,462)	111
Increase (Decrease) in cash and cash equivalents	(1,132,946)	389,866
Cash and cash equivalents, beginning of the period	1,364,780	79,475
Cash and cash equivalents, end of the period	$231,834	$469,341

Net cash provided by (used in) operating activities

Net cash outflow from operating activities increased by $1,064,122 for the nine months ended January 31, 2025 comparing with the nine month ended January 31, 2024, mainly resulting from a) decreased net income by $1,069,332 with add-back of non-cash adjustments to net loss by $215,555, b) increased cash outflow on inventory by $473,447, c) increased cash outflow on prepaid expenses and other current assets by $439,400, d) increased cash outflow on deferred IPO costs by $697,750, e) increased cash outflow on operating lease liabilities by $241,748, f) increased cash outflow on tax payable by $433,330, which was partly offset by g) increased cash inflow on accounts receivable by $769,835, h) increased cash inflow from account payable by $1,200,275, i) increased cash inflow on deferred revenue by $50,888 and j) decreased cash outflow from accrued expenses and other current liabilities by $54,332.

Net cash used in investing activities

Net cash used in investing activities was $56,772 for the nine months ended January 31, 2025, compared to $393,655 in 2024. For the nine months ended January 31, 2025, we purchased fixed assets for $56,772. For the nine months ended January 31, 2024, we purchased fixed assets for $143,655 and intangible assets for $250,000.

Net cash provided by financing activities

Net cash used in financing activities was $795,462 for the nine months ended January 31, 2025, compared to net cash provided in financing activities of $111 for the nine months ended January 31, 2024. The net cash used in financing activities in 2025 mainly consisted of repayment of bank loan of $500,000 and repayment to related parties of $309,539, which was partly offset by increase of new auto loan of $14,077. The net cash used in financing activities in 2024 was mainly consisted of repayment to related parties of $486,674, repayment of auto loan of $13,215 and proceeds from bank loan of $500,000.

Debts

Loan from third party

On June 9, 2020, KZS entered into a loan agreement with KZ Kitchen Cabinet & Stone, Inc., an unrelated party whereby KZS borrowed $100,000, with an annual interest rate of 4.75% payable monthly, and the loan principal to be repaid at maturity on June 9, 2025. Upon a breach of the agreement, interest will accrue at a compound rate of 10% per annum and KZ Kitchen Cabinet & Stone, Inc., may declare the unpaid principal balance together with all accrued but unpaid interest thereon and all other sums owed to it under the agreement, immediately due and payable.

Following the Reorganization, this loan became an obligation of the Company.

Commitments and Contractual Obligations

The Company’s contractual obligations as of January 31, 2025, are as follows:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Operating lease liabilities	$4,970,124	$1,221,425	$2,485,347	$1,263,351	$—
Financing lease liabilities	77,225	19,306	28,959	28,959	—
Loan payables	100,000	100,000	—	—	—
Auto loan payable	49,942	14,007	19,152	16,783	—

Total	$5,197,291	$1,354,738	$2,533,458	$1,309,093	$—

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of January 31, 2025 and April 30, 2024.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenue and expenses, to disclose contingent assets and liabilities on the date of the consolidated financial statements, and to disclose the reported amounts of revenue and expenses incurred during the financial reporting period. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe that the critical accounting policies as disclosed in this report reflect the more significant judgments and estimates used in preparation of our consolidated financial statements. Further, as an emerging growth company, we elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for emerging growth companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these financial statements and contained in our subsequent filings with the SEC may not be comparable to other public companies.

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of our consolidated financial statements:

Critical Accounting Estimates

The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. These estimates and judgments include, but are not limited to, revenue recognition, sales return allowance, the allowance for bad debt, valuation allowance of deferred tax assets, income taxes, the useful lives of long-lived assets and assumptions used in assessing impairment of long-lived assets. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual amounts may differ from the estimated amounts, such differences are not likely to be material.

Critical Accounting Policies

Accounts Receivable, Net

On May 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Accounting Standards Codification (“ASC”) 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In addition, CECL made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities if management does not intend to sell and does not believe that it is more likely than not they will be required to sell.

The Company adopted ASC 326 and all related subsequent amendments thereto effective May 1, 2023, using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. The was no transition adjustment of the adoption of CECL.

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the historical carrying amount net of allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including historical losses, the age of the receivable balance, the customer’s historical payment patterns, its current credit-worthiness and financial condition, and current market conditions and economic trends. Accounts are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of January 31, 2025, and April 30, 2024, the Company had allowance for credit losses of $32,339 and $24,698, respectively.

Inventories

Inventories consist of merchandise held for sale and are stated at the lower of cost or net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recorded in cost of sales in the consolidated statement of income in the period in which it occurs. For indoor home improvement products, inventory costs primarily include merchandise costs and freight in costs. No assembly labor and overhead costs are allocated to indoor home improvement products because these costs are immaterial. Grand Forest and KZS determines inventory costs using the moving weighted average cost method. FuAn determined inventory costs using First-in-First-out method (“FIFO”). The Company records reserves for estimated losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. The Company assesses the need for valuation allowances for slow-moving, excess and obsolete inventories by estimating the net recoverable value of such goods based upon inventory category, inventory age, specifically identified items and overall economic conditions. There was no inventory allowance as of January 31, 2025 and April 30, 2024.

Revenue Recognition

In accordance with ASC 606, “Revenue from Contracts with Customers,” revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these goods or services. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identifies contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenues when (or as) it satisfies the performance obligation.

The Company derives its revenues primarily from two business segments to provide (i) food and beverage supply chain and brand management services, and (ii) indoor home improvement products to dealers and retail customers and sales of indoor home improvement products to customers.

Revenue from food and beverage sales

FuAn sources authentic premium Asian foods from various suppliers and then distributes to customers (mainly supermarket and grocery stores) in the U.S. The Company accounts for revenue from sales of authentic premium Asian foods on a gross basis as the Company is responsible for fulfilling the promise to provide the desired authentic premium Asian foods products to customers and is subject to inventory risk before the product ownership and risk are transferred and has the discretion in establishing prices. All FuAn’s contracts are fixed price contracts and have one single performance obligation as the promise is to transfer the individual goods to customers.

The sales transaction price is indicated in each purchase order with a Deduct from Invoice (“DFI”) discount which automatically reduces per unit cost on invoice, and payment terms are primarily set as “net 30.” The Company elects to account for shipping and handling as fulfillment activities, and not as a separate performance obligation. The Company’s revenue from sales of authentic premium Asian food products is recognized at a point in time when title and risk of loss passes and the customer accepts the goods, which generally occurs at delivery. Revenue from the sale of food products is reported net of sales returns and allowance.

Revenue from sales of indoor home improvement products

Revenues from the sale of indoor home improvement products and accessories by Grand Forest and KZS at their stores, is recognized at a point in time when control of merchandise is transferred to the customer. Merchandise can either be picked up in the store or delivered to the customer. For merchandise picked up in the store, control is transferred at the time of the sale to the customer. For merchandise delivered to the customer, control is transferred either when delivery has been completed, or when the Company has a present right to payment which, for certain merchandise, occurs upon conveyance of the merchandise to the carrier for delivery. Grand Forest and KZS’ payment terms are primarily at the point of sale for merchandise sales. The majority of our customers purchase bulk boards without requesting assembly service. Occasionally, we offer assembly service to certain customers as a value-added service solely for marketing purposes to attract customers to place the orders with us. We do not separately charge the customers for assembly services. Sales of indoor home improvement products and related assembly services are not distinct in the context of the contract with the customers, because they are inputs to deliver the combined output of delivering the products to the customers. Therefore, sales of indoor home improvement products and assembly services are identified as a single performance obligation. Grand Forest and KZS elected to account for shipping and handling as fulfillment activities, and not as a separate performance obligation. The Company accounts for revenue from sales of indoor home improvement products on a gross basis as the Company is responsible for fulfilling the promise to provide the desired indoor home improvement products to customers, and is subject to inventory risk before the product ownership and risk are transferred and has discretion in establishing prices. All of the Company’s contracts are fixed price contracts and have one single performance obligation as the promise is to transfer the individual goods to customers. Revenue from the sale of merchandise is reported net of sales returns and allowance. Grand Forest and KZS estimate future returns based on historical return and current trend of product sales.

Consulting services revenue

Consulting services revenue primarily consists of service income from providing supply chain and brand management services proposals and solutions to customers to help them optimize their inventory management and product distribution strategy, to reduce delivery times, shipping costs and diversify distribution channels. The Company’s contracts with customers for supply chain and brand management services are fixed-price contracts. The Company also believes that it serves as a principal in this type of transaction because it has the latitude in establishing prices with customers, and is responsible for bearing the related costs to complete the designated services. It normally takes a few months up to one year to complete the designated services. Revenue is recognized over the service period.

Sales Returns and Allowances

For food and beverage and indoor home improvement product sales, the Company accrues estimated sales returns based on past experience and current trend of product sales. The allowance for sales returns as of January 31, 2025 and April 30, 2024 amounted to $205,988, respectively.

Income Tax

The Company uses the asset and liability method of accounting for income taxes in accordance with FASB ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current period and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets also include the prior years’ net operating losses carried forward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

The Company follows FASB ASC Topic 740, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC Topic 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.

The Company utilizes a two-step approach to recognizing and measuring uncertain income tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating our tax positions and estimating its tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. The Company includes interest and penalties related to its tax contingencies in income tax expense.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all ASUs. Management periodically reviews new accounting standards that are issued. Under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), the Company meets the definition of an emerging growth company and has elected the extended transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until they would apply to private companies.

In October 2023, the FASB issued ASU No. 2023-06, “Disclosure Improvements — Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” The ASU amends the disclosure or presentation requirements related to various subtopics in the FASB ASC. The ASU was issued in response to the SEC’s August 2018 final amendments in Release No. 33-10532, Disclosure Update and Simplification that updated and simplified disclosure requirements that the SEC believed were duplicative, overlapping, or outdated. The guidance in ASU 2023-06 is intended to align GAAP requirements with those of the SEC and to facilitate the application of GAAP for all entities. The amendments introduced by ASU 2023-06 are effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. If, by June 30, 2027, the SEC has not removed the applicable requirements from its existing regulations, the pending content of the associated amendment will be removed from the ASC and will not become effective for any entities. Early adoption is permitted. The adoption of ASU 2023-06 is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based upon that evaluation, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that, due to the material weakness described below, as of January 31, 2025, our disclosure controls and procedures were not effective.

We identified a material weakness in our internal control over financial reporting relating to:

●	ineffective oversight of the Company’s internal control over financial reporting relating to our tax review control for complex transactions; and

●	the lack of proficient personnel trained in US GAAP.

We are implementing measures designed to improve our internal control over financial reporting to remediate material weaknesses, including the following:

●	We are in the process of enhancing our tax review control related to unusual transactions that we may encounter; and

●	The Company plans to enhance the staffing and competency level within the accounting and finance department.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurances with respect to financial statement preparation and presentation. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Change in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three months ended January 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. To the best knowledge of management, there are no material legal proceedings pending against the Company.

ITEM 1A – RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks set forth in the section captioned “Risk Factors” in our Registration Statement on Form S-1 originally filed with the SEC on January 13, 2025, as amended, before making an investment decision. If any of the risks actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section captioned “Special Note Regarding Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report. The risks described in the Registration Statement are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results. Except as set forth below, there have been no material changes to our previously reported risk factors.

The U.S. government is currently imposing increased tariffs on certain products imported into the U.S., including products imported from China, which may have an adverse impact on our future operating results.

We sell our products based on the cost of such products plus a percent markup. The U.S. government has imposed and continues to propose increased tariffs on certain products imported into the U.S., including products imported from China. During the first quarter of 2025, the U.S. government has introduced additional trade policy actions that have increased import tariffs across a wide range of countries at various rates. These tariff changes and subsequent retaliatory actions have the potential to increase product costs for us. Some of our imported products and imported products purchased from domestic brokers are subject to these increased tariffs and accordingly, our purchase costs have increased and may increase further. As a result of such developments, we have currently paused all imports from China and are actively seeking alternative sourcing arrangements domestically and in other countries where tariff exposure may be lower. We may also determine to increase our sales prices in order to pass these increased costs to our customers. In the event we determine to take such action, our customers may reduce their orders from us, which could negatively affect our profitability and operating results. If we are unable to diversity our supply chain and reduce China sourcing, we remain subject to substantial potential exposure to tariffs, which would have significant impacts on our cost structure and product margins.

In addition, any changes in tariffs or additional restrictions on various products may be announced with little or no advance notice. The adoption and expansion of tariffs or other trade restrictions, increasing trade tensions, or other changes in governmental policies related to tariffs, trade agreements, products or policies, are difficult to anticipate or predict, which makes it difficult for us to operate optimally. If we are unable to navigate further changes in U.S. or international trade policy, it could have a material adverse impact on our business and results of operations. We are closely monitoring potential changes in international trade policy and assessing the potential impact of these and other trade policy changes on our business operations and financial performance.

Our business is exposed to risks inherent in international operations. Changes in trade policy, including tariffs and global supply chain disruptions, could increase our costs and adversely affect our operations.

Our supply chain operations rely heavily on international suppliers, primarily located in Asia, to source materials, components, and finished products for our food, non-alcoholic beverage, and home improvement sectors. A significant portion of our food and cabinetry offerings are sourced or manufactured outside the United States, including in China, Vietnam, and other Asian countries. As a result, our cost structure and sourcing strategy are inherently exposed to geopolitical instability, macroeconomic fluctuations, and shifting trade policies.

Recent actions by the U.S. presidential administration, including the imposition of significant tariffs on imports from countries such as China, Mexico, Vietnam, and Canada, have heightened uncertainty in the global trade environment. These tariffs—along with potential retaliatory measures by other countries—may increase inflationary pressure and raise the costs of goods and shipping for our imported products. While several tariff announcements have been followed by announcements of limited exemptions and temporary pauses, these actions are unprecedented, have caused substantial uncertainty and volatility in financial markets and may result in further retaliatory measures. We have currently paused our imports from China in response to these developments and are actively seeking alternative sourcing arrangements domestically and in other countries where tariff exposure may be lower. However, diversifying our supplier base may result in increased procurement and logistics costs and added operational complexity.

The full extent and duration of these tariff programs remain uncertain and depend on numerous factors, including future U.S. trade negotiations, political developments, responses from foreign governments, and the potential granting of exemptions or exclusions. Even in regions not currently subject to tariffs, ongoing trade instability may prompt suppliers to raise prices, prioritize other markets, or modify production and delivery timelines. These dynamics could result in higher input and shipping costs, delays in product availability, or the need to engage new suppliers on less favorable terms.

In addition to direct cost increases, a volatile global trade environment increases the likelihood of supply chain disruption. Trade barriers, political conflict, and uncertainty surrounding tariffs can lead to logistics challenges such as shipping delays, port congestion, container shortages, and other transportation bottlenecks. These disruptions may hinder our ability to maintain adequate inventory levels or meet customer demand on a timely basis.

We do not currently hedge against commodity price or input cost volatility. Consequently, sustained increases in the cost of imported food products, cabinetry materials, or packaging could compress our gross margins if we are unable to offset these increases through pricing adjustments or operational efficiencies. Our efforts to mitigate these impacts through selective price increases or cost-saving initiatives may not succeed and could result in lower sales volumes or reduced profitability.

There is no guarantee that we could quickly secure replacement suppliers or routes that are as cost-effective or reliable as our current ones. Consequently, prolonged trade tensions or supply chain disturbances could significantly increase our operating costs and lead to inventory shortfalls, which may require us to adjust pricing or absorb margin impacts. Any failure to manage these international trade and supply chain risks could materially and adversely affect our business, financial condition, and results of operations.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No Unregistered Sales of Equity Securities

There have been no unregistered securities sold by the Company during the period covered by this Report.

Use of Proceeds from Our Initial Public Offering

On March 14, 2025, we consummated our initial public offering (“IPO”) of 2,000,000 shares of our common stock at an offering price of $4.00 per share, for gross proceeds of $8,000,000. On April 4, 2025, we closed on the partial exercise of the over-allotment option by American Trust Investment Services, Inc., as the representative of the underwriters (the “Representative”)to purchase an additional 50,000 additional shares our common stock at the IPO price of $4.00 per share, for additional gross proceeds of $200,000. All of the shares of common stock issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 , as amended (File No: 333-284245), which was declared effective by the SEC on March 11, 2025 (the “Registration Statement”). We paid the Representative an aggregate of approximately $656,000 in underwriting discounts and commissions, and incurred offering expenses of approximately $1,000,000. No payments for such expenses were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities, or to our affiliates. There has been no material change in our planned use of proceeds from our IPO as described in the final prospectus filed with the SEC pursuant to Rule 424(b). No proceeds from our IPO were used for the quarter ended January 31, 2025.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended January 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Report.

Exhibit No.	Description of Exhibit
4.1	Form of The Representative’s Warrant Agreement (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 14, 2025).
10.1	Underwriting Agreement (Incorporated herein by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 14, 2025)
31.1	Section 302 Certification – Chief Executive Officer
31.2	Section 302 Certification – Chief Financial Officer
32.1*	Section 906 Certification – Chief Executive Officer
32.2*	Section 906 Certification – Chief Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act or the Exchange Act, irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 23, 2025	MARWYNN HOLDINGS, INC.

	By:	/s/ Yin Yan
	Name:	Yin Yan
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Zhifen Zhou
	Name:	Zhifen Zhou
	Title:	Chief Financial Officer
(Principal Financial Officer)