Form 10-K
period 2025-04-30
Marwynn Holdings, Inc.
filed 2025-08-08
CIK 2030522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2025

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission File Number: 001-42554

MARWYNN HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	99-1867981
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 Chrysler Unit C Irvine, CA	92618
(Address of principal executive offices)	(Zip Code)

+1 949-706-9966

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	MWYN	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of October 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not listed on any exchange or over-the-counter market. The registrant’s common stock began trading on The Nasdaq Capital Market on March 13, 2025.

As of August 7, 2025, there were 17,054,004 shares of common stock, $0.001 par value, issued and outstanding

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report (this “Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Certain statements contained in this Report, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature constitute “forward-looking statements” within the meaning of the federal securities laws. We intend the forward-looking statements to be covered by the applicable safe harbor under the federal securities laws. In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” or the negative of these terms or other similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on the information we have when the statements are made or management’s good faith belief as of that time with respect to future events and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our goals and strategies;

●	our future business development, results of operations and financial condition;

●	expected changes in our corporate services income, costs or expenditures;

●	our dividend policy;

●	our expectations regarding demand for and market acceptance of our products and services;

●	our expectation regarding the use of proceeds from our initial public offering;

●	our projected markets and growth in markets;

●	our potential need for additional capital and the availability of such capital;

●	competition in our industry;

●	general economic and business conditions in the markets in which we operate;

●	our ability to meet the Nasdaq Capital Market continued listing requirements;

●	relevant government policies and regulations relating to our business and industry; and

●	assumptions underlying or related to any of the foregoing.

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

Unless the context otherwise requires, the terms “the Company,” “our Company,” “we,” “us,” and “our” refer to Marwynn Holdings, Inc., a Nevada corporation, and its consolidated subsidiaries.

SUMMARY OF RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. Below is a summary of some of our principal risk factors that may affect our business, financial condition and results of operations. This summary does not address all of the risks that we face. Investors should carefully consider the risks and uncertainties summarized below along with additional discussion of such summarized risks under the heading “Risk Factors” herein, together with other information in this Annual Report and our other filings with the SEC.

Risks Relating to Our Business and Industry

●	Our business is exposed to risks inherent in international operations.

●	We have a limited operating history in our current form and have incurred significant operating losses.

●	We may need additional funding in order to fund our existing commercial operations, commercialize new products and grow our business.

●	If we fail to effectively manage our growth, our business, financial condition and operating results could be harmed.

●	Our business depends on the continued success of our growing brand portfolio and if we fail to maintain and expand our brand portfolio, including our private label offerings, or maintain and enhance our brand recognition, our business, results of operations and prospects may be harmed.

●	Our product supply chain is essential to our business and is subject to risks associated with demands, forecasting, timely supplying and warehousing, as well as maintaining relationship with our suppliers.

●	A shortage of qualified labor could negatively affect our business and materially reduce earnings.

●	Unfavorable macroeconomic conditions in the U.S. may adversely affect our business, financial condition and results of operations.

●	We are dependent upon the timely delivery of products from our vendors. Prolonged diminution of global supply chains may impact the availability and price stability of future food supplies, which may in turn adversely impact our business.

●	If we cannot successfully manage the unique challenges presented by international markets, we may not be successful in our international operations and our sales and profitability may be negatively impacted.

●	Our relationships with customers may be materially diminished or terminated.

●	Failure to retain our senior management and other key personnel may adversely affect our operations.

●	Litigation may materially adversely affect our business, financial condition and results of operations.

●	The U.S. government is currently imposing increased tariffs on certain products imported into the U.S., including products imported from China, which may have an adverse impact on our future operating results.

●	Severe weather, natural disasters and adverse climate changes, as well as the legal, regulatory or market measures being implemented to address climate change, may materially adversely affect our financial condition and results of operations.

●	Our business may be affected by the impacts of unfavorable geopolitical events or other market disruptions on consumer confidence and spending patterns.

●	Our current indebtedness may adversely affect our liquidity position and ability of future financing.

Food and Non-Alcoholic Beverages

●	Our industry is characterized by low margins, and periods of significant or prolonged inflation or deflation affect our product and operational costs, which may negatively impact our profitability.

●	Competition may increase in the future, which may adversely impact our margins and ability to retain customers, and make it difficult to maintain our market share, growth rate and profitability.

●	Disruption of relationships with vendors could negatively affect our business. Suppliers may increase product prices, which could increase our product costs.

●	Changes in consumer eating habits could materially and adversely affect our business, financial condition, and results of operations.

●	Our operations may be adversely affected by the disruption of logistics services or poor handling of products by third party logistics service providers.

●	Significant portions of our inventory are perishable and vulnerable to spoilage and other loss.

●	If we fail to comply with requirements imposed by applicable law and other governmental regulations, we could become subject to lawsuits, investigations and other liabilities and restrictions on our operations that could significantly and adversely affect our business.

●	If the products distributed by us are alleged to have caused injury or illness, or to have failed to comply with governmental regulations, we may need to recall our products and may experience product liability claims.

●	Increased commodity prices and availability may impact profitability.

●	A substantial percentage of our revenue is dependent on one customer.

Home Improvement

●	Loss of one or more of our manufacturers or our failure to timely identify and establish relationships with new co-manufacturers could harm our business and impede our growth.

●	We compete with numerous home improvement manufacturers in highly competitive markets. Competition can affect customer preferences, reduce demand for our products, negatively affect our product sales mix, leverage greater financial resources, or cause us to lower prices, any or all of which could adversely affect our financial condition, liquidity or results of operation.

●	If we are unable to anticipate consumer preferences and successfully develop and introduce new, innovative and updated products, we may not be able to maintain or increase our net revenues and profitability.

●	Potential disruptions in supplier payment terms and business operations could adversely affect our cash flow and business.

●	Our business is subject to seasonal influences, and uncharacteristic or significant weather conditions, climate change, natural disasters, as well as other catastrophic events, could impact our operations.

●	Uncertainty regarding the housing market, economic conditions, political and social climate, public health issues, and other factors beyond our control could adversely affect demand for our products and services, our costs of doing business, and our financial performance.

●	Our costs of doing business could increase as a result of changes in, expanded enforcement of, or adoption of new federal, state, local or international laws and regulations.

●	The inflation or deflation of commodity and other prices could affect our prices, demand for our products, our sales and our profit margins.

●	Our indoor home improvement business is dependent on a limited number of suppliers.

Risks Related to Our Common Stock and Preferred Stock

●	You may experience extreme stock price volatility, including any stock-run up, unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our common stock.

●	If securities or industry analysts do not publish research or reports about our business, or if they publish a negative report regarding our shares of common stock, the price of our common stock and trading volume could decline.

●	The market price of our common stock may be volatile or may decline regardless of our operating performance.

●	Our management has broad discretion to determine how to use the funds raised in our initial public offering and may use them in ways that may not enhance our results of operations or the price of our shares of common stock.

●	As a “controlled company” within the meaning of the Nasdaq Marketplace Rule 5615(c), we intend to choose to exempt our Company from certain corporate governance requirements that could have an adverse effect on our public stockholders.

●	Anti-takeover provisions in our charter documents and Nevada law, along with our status as a “controlled company,” could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.

●	We have 135,000 shares of Series A Super Voting Preferred Stock with super voting rights.

●	We cannot predict the impact our multi-class share structure may have on the stock price of our common stock.

●	We are an emerging growth company and a smaller reporting company, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

●	Our management and principal stockholders own a significant percentage of our stock and will be able to exert control over matters subject to stockholder approval.

●	Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

●	Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

v

PART I

Item 1. Business.

BUSINESS

Overview

Marwynn Holdings, Inc., or “Marwynn,” was incorporated on February 27, 2024 in Nevada, as a holding company and operates in two business segments to provide food and beverage supply chain and brand management services, and indoor home improvement products to dealers and retail customers.

Our Services and Products

Food and Beverage Supply Chain and Brand Management Solutions

FuAn is a food and beverage supply chain company that specializes in connecting businesses between different regions, particularly between Asia and the U.S. Currently, FuAn’s comprehensive supply chain services include the sourcing of Asian food, snacks, and non-alcoholic beverages, and distributing the branded goods to mainstream markets, grocery stores and wholesale/warehouse clubs in the U.S. In addition, FuAn provides supply chain consulting, and market expansion support for businesses. With our current focus on sourcing Asian foods and beverages, FuAn aims at becoming a leading importer and distributor of premium Asian foods and beverages to the U.S. markets.

Our supply chain platform specializes in facilitating wholesale (Business-to-Business, “B2B”) with a strong focus on food and non-alcoholic beverage products, particularly Asian food and beverages. By connecting businesses in Asia with those in the U.S. through our wholesale channels, we enhance market reach and streamline the purchasing process. Our supply chain platform enables businesses to easily source products, negotiate deals, and finalize transactions. Leveraging our extensive network and expertise in international trade, we offer seamless and cost-effective supply chain solutions for businesses looking to expand their operations and product offerings.

Typical Flow of our Supply Chain Platform

●	Client Onboarding:

●	We begin with an initial consultation with our business customers to understand their needs, followed by account setup on our internal system. Our website, http://www.fuanus.com, also provides detailed product information.

●	Product Sourcing:

●	Businesses browse our product catalog to select bulk products, while we verify suppliers to ensure quality.

●	We offer a wide variety of Asian food and non-alcoholic beverage products, including specialty items that cater to specific culinary traditions and dietary preferences. Our product catalog includes items such as Asian sauces, seasoning, snacks, ice-creams, as well as pre-cooked food, and beverages.

●	Our sourcing process involves partnering with reputable suppliers across Asia to ensure high-quality and authentic products. We conduct thorough supplier verification and quality checks to maintain our standards.

●	Negotiation and Ordering:

●	Businesses request quotations and negotiate terms, prices, and delivery schedules, then place bulk orders through our platform.

●	Wholesalers benefit from our ability to facilitate bulk purchases, which can reduce costs and streamline the supply chain.

●	Our supply chain platform allows wholesalers to easily source large quantities of products, negotiate favorable terms, and manage their inventory efficiently.

●	Logistics Coordination; Custom and Compliance; Distribution:

●	We coordinate with logistics providers to arrange transportation. We offer comprehensive logistics and distribution services to ensure timely and reliable delivery of products to wholesalers.

●	We manage the complexities of international trade by handling all customs clearance and regulatory compliance. Our team is experienced in navigating the specific requirements for importing food and beverage products, particularly for the U.S. market.

●	We stay up-to-date with changes in import regulations and food safety standards to maintain compliance and avoid disruptions.

●	FuAn has established a robust distribution network that covers major markets in the U.S., including mainstream grocery stores, specialty Asian markets, and foodservice distributors.

●	We handle both ambient and temperature-controlled logistics to preserve the quality and freshness of perishable goods.

●	Post-Delivery Support:

●	We offer quality assurance and post-delivery support with bulk orders. Post-delivery support includes assistance with product issues, returns, and ensuring customer satisfaction.

Our comprehensive approach and deep industry expertise make us a trusted partner for businesses looking to stand out in the competitive food and beverage industry. In addition to our comprehensive B2B services, we provide specific services to clients who may only require certain aspects of our expertise, for example:

●	Logistics and Distribution Services. We also offer logistics services for businesses. We provide customized and efficient transportation and distribution solutions to move goods between different regions.

●	Supply Chain Consulting. We provide expert advice and strategies to optimize supply chain processes for businesses. We work closely with clients to refine supply chain processes, improve efficiency, and achieve cost savings through assessments and customized solutions.

●	Brand Management Solutions: Our brand management solutions include helping clients develop their brand marketing strategy, promotional planning and tracking, product placement and document processing. We help clients review and evaluate sales and assist in decision making.

●	Warehousing Solutions. We manage storage and distribution facilities to support the flow of goods within the supply chain network. These services include inventory management, security and protection for goods.

●	Cross-Border Trade Facilitation. We help to simplify the complexities of importing and exporting goods across international borders. Our services include customs clearance, regulatory compliance, and the seamless movement of goods.

●	Technology Integration Services. We integrate advanced technologies into supply chain operations to enhance efficiency and visibility. Our services offer real-time tracking of shipments, data analytics for informed decision-making, and automated processes for time savings.

Our Products

We purchase, distribute and sell a wide range of food and non-alcoholic beverages through our supply chain platform. We offer the following categories of food and beverage products currently sourced from Asian countries:

Product Category	Products	Brands
Frozen Food	Lychee Ice Cream Bar White Rabbit Ice Cream Japanese Kabayaki Eel Fried Rice Thai Crispy Prawns with Spicy Sauce Thai Garlic Basil Shrimp with Rice Shanghai Scallion Pancakes Buttered Flaky Pancakes	FuAn Food White Rabbit (licensed) FuAn Food FuAn Food YunWei (licensed) YunWei (licensed) YunWei (licensed)
Dry Groceries	Shallot Chili Sauce Daisho Mapo Tofu	FuAn Food Daisho (licensed) FuAn Food
Snacks	Cheese Puffs Roasted Kinako Mochi Puffs Salty Butter + Camembert Cheese Cookie Peanut Butter Biscuits Tempeh Chips	Pasco (licensed) Pasco (licensed) Toyoshima (licensed) Toyoshima (licensed)
Non-Alcoholic Beverages	Calamansi Drink	Dongbei DaBan (licensed)

Our Customers

Our customers at FuAn are primarily wholesalers in the food and beverage industry who rely on our expertise to source premium Asian products and/or to manage their supply chains efficiently. These customers depend on us to provide a consistent supply of high-quality food products, particularly those sourced from Asia and distributed to markets in the U.S. We provide services for wholesalers looking for seamless logistics solutions, ensuring timely delivery and adherence to regulatory requirements. Wholesalers benefit from our extensive network, advanced technology, and reliable inventory management.

For the year ended April 30, 2025, no customer accounted for more than 10% of the Company’s total sales. For the year ended 2024, one customer accounted for approximately 19% of the Company’s total sales, respectively. As of April 30, 2025, three customers accounted for 63%, 54% and 10% of the Company’s total outstanding accounts receivable balance, respectively. As of April 30, 2024, two customers accounted for 52% and 31% of the Company’s total outstanding accounts receivable balance, respectively.

Our Industry

The information presented in this section has been derived from either an industry report, dated August 2024, commissioned by us and prepared by Frost & Sullivan, an independent research firm, regarding our industry, or from publicly available secondary data online sources. The following discussion contains projections for future growth, which may not occur at the rates that are projected or at all.

Definition and Classification of Food and Beverage Products

●	Food and Beverage Products refer to all edible and drinkable products that are consumed by humans for nutritional, enjoyment, or hydration purposes. These products can be raw, processed, or prepared and are essential for human survival and well-being. Food and Beverage Products encompass a wide range of items, including staple foods, snacks, meals, drinks, and ingredients used in cooking and food preparation. Food and Beverage can be categorized into packaged and unpackaged products.

●	Packaged food refers to food products that are prepared, processed, and packaged in a way that allows them to be stored for an extended period and sold to consumers in a ready-to-eat or ready-to-cook form. These products are typically packaged in various materials such as plastic, paper, metal, or glass containers, and often have labels providing information about ingredients, nutritional content, and expiration dates. Examples of packaged foods include: (i) snacks and confectionery; (ii) dairy products; (iii) frozen meals and ready-to-eat dishes; (iv) canned and preserved fruits, vegetables, and meats; (v) breakfast cereals and cereal bars; (vi) sauces, dressings, and condiments; (vii) beverages; and (viii) others. The packaged non-alcoholic drinks include ready-to-drink teas, energy drinks, carbonated soft drinks, water, sport drinks, juice and ready-to-drink coffee.

●	Unpackaged food, also known as fresh or whole food, refers to food products that are sold to consumers in their raw or minimally processed form without extensive packaging. These foods are typically sold loose or in bulk and have a shorter shelf life compared to packaged foods. Examples of non-packaged foods include: (i) fresh fruits and vegetables; (ii) raw meat, poultry, and fish; (iii) eggs; (iv) unpackaged baked goods (e.g., bread from a bakery); (v) bulk grains, cereals, and legumes; (vi) fresh herbs and spices; (vii) unpackaged dairy products; and (viii) others.

Market Size of Packaged Food and Non-alcoholic Beverage Supply Chain and Brand Management

Based on the industry report by Frost & Sullivan, the global market for packaged food and non-alcoholic beverage supply chain and brand management solutions has been growing steadily in recent years, driven by the increasing complexity of supply chains, the need for efficiency and transparency, and the importance of brand differentiation in a competitive market. The market size by revenue generated by companies providing supply chain management, brand management, and supply chain finance solutions to the packaged food and non-alcoholic beverage industry has increased from $124.6 billion in 2019 to $149.3 billion in 2023, representing a CAGR of approximately 4.6%.

In the longer term, the market is forecast to reach $207.3 billion by 2028, with a CAGR of 6.6% from 2024 to 2028, supported by the continued evolution of consumer preferences, the increasing importance of data analytics and artificial intelligence in supply chain optimization, and the growing focus on brand authenticity and customer engagement.

Source: Frost & Sullivan

Market Size of Packaged Food and Non-Alcoholic Drinks in the U.S.

Based on the industry report by Frost & Sullivan, the packaged food and non-alcoholic drink market in the United States has experienced steady growth in recent years, driven by factors such as changing consumer preferences, increasing disposable income, and the demand for convenient and on-the-go food options. The market has expanded from $414.0 billion in 2019, and reached an estimated $574.4 billion in 2023, representing a compound annual growth rate (CAGR) of approximately 8.5% between 2019 and 2023, attributed to the ongoing shifts in consumer behavior, such as the increasing preference for healthier and functional food options, the rise of e-commerce and online grocery shopping, and the demand for premium and specialty products.

Looking forward, the U.S. packaged food and non-alcoholic drink market is projected to reach $815.5 billion in 2028, representing a CAGR of approximately 8% during 2024 to 2028 owing to continued innovation in product offerings, the growing influence of social media and food culture, and the increasing demand for sustainable and ethically sourced products.

Source: Frost & Sullivan

Market Drivers

●	Growing purchasing power of consumers in the U.S. The significant growth of purchasing power in the U.S., is driving the demand for a wider range of authentic and innovative food and beverage products. Particularly, during 2019 to 2023, the food and alcohol expenditures in the U.S. has increased from $2,142.9 billion to $2,919.2 billion, representing a CAGR of approximately 8.0%. Besides, the import value of food and beverage in the U.S. has also increased significantly from $140.4 billion to $189.2 billion, representing a CAGR of approximately 7.7%. As the U.S. economy continues to recover and grow, many consumers, particularly millennials, Gen Z, and affluent ethnic groups such as Asian-Americans, are increasingly willing to spend more on high-quality, premium food and beverage products that align with their values and preferences. To capitalize on this trend, companies must develop targeted marketing and branding strategies, optimize their operations, and source the best ingredients, often in collaboration with food and beverage supply chain and brand management solution providers.

●	Increasing trade between the U.S. and Asia Pacific Countries. Globalization and the increasing trade between the United States and Asia-Pacific countries have emerged as a significant market driver for the food and beverage industry, creating new opportunities for companies to expand their sourcing and distribution networks and tap into the growing demand for authentic and high-quality Asian products. From 2019 to 2023, the import value of goods from the Asia-Pacific Economic Cooperation has increased from US$1,706.6 billion to $2,085.6, representing a CAGR of approximately 5.1% during the period. food and beverage companies that can effectively navigate the complexities of international trade and logistics, while also leveraging the expertise of supply chain and brand management solution providers, are well-positioned to capitalize on this trend.

●	Increasing consumer demand for variety, convenience, and unique product offerings. Over time, consumers of food and beverage are becoming more diverse and discerning in their tastes, they are seeking out food and beverage products that offer new and exciting flavors, as well as convenient packaging and other value-added features that fit their busy lifestyles. Companies that can effectively identify and respond to these trends, such as by offering a wide range of authentic and high-quality products, are likely to gain a competitive edge in the market. To meet this growing demand, both food and beverage suppliers and retailers must leverage the expertise of supply chain and brand management solution providers, who can help them optimize their operations, streamline their distribution networks, and develop compelling brand narratives that resonate with their target audiences. By partnering with trusted solution providers, food and beverage suppliers and retailers can position themselves for success in an increasingly dynamic and competitive industry, where the ability to meet the ever-changing needs and preferences of consumers is critical to long-term growth and profitability.

●	Growing demand for brand management from third party service providers. The growing demand for brand management from third-party service providers is a significant market driver in the food and beverage industry, as suppliers increasingly recognize the value of outsourcing this critical function to specialized experts. These service providers offer a wide range of brand management solutions, from market research and strategy development to creative design and digital marketing, enabling food and beverage companies to focus on their core competencies while still achieving their branding goals. By leveraging the expertise and resources of these service providers, food suppliers can gain access to cutting-edge technologies, data-driven insights, and best practices from across the industry, helping them to stay ahead of the curve and respond quickly to changing market conditions. As the food and beverage industry continues to evolve and become more complex, the demand for brand management from third-party service providers is expected to grow.

●	Surging Demand for Organic, Natural, and Minimally Processed Food Products. The demand for organic, natural, and minimally processed food products is surging among health-conscious and environmentally-aware consumers, who are less sensitive to price. The organic trend in the food and beverage industry has led to organic products becoming a mainstream category. Furthermore, the growing preference for healthy foods made with natural, low-calorie, low-fat ingredients, and free from artificial additives, GMOs, and sugar is driving the growth of the packaged food industry in the U.S. Packaged food products like rice, pasta, noodles, snacks, and canned goods have long shelf lives, allowing consumers to stockpile them, which is boosting their sales. Product innovation, the launch of new flavors from private label brands, and a shift from generic to premium options like gluten-free and organic products are all contributing to increased consumption of packaged foods in the U.S., thereby driving packaged food and non-alcoholic beverage supply chain and brand management solutions in the U.S.

●	Popularity of Low/Zero Calorie and Sugar-free Carbonated Drinks. Carbonated beverages have become a widely popular and lucrative drink option for consumers in the United States. These fizzy, non-alcoholic drinks come in a variety of flavors such as cola, lemon, and orange, appealing to people across all age groups. In recent years, a growing emphasis on health and wellness among consumers has led to increased demand for low-calorie and sugar-free carbonated beverages. To adapt to these evolving consumer preferences, companies in the carbonated soft drink industry have expanded their product portfolios and launched new offerings. For instance, in April 2022, The Coca-Cola Company, a major manufacturer of carbonated beverages, introduced a limited-edition Coca-Cola Zero Sugar Byte product. The rising trend in low/zero calorie and sugar-free carbonated drinks is expected to contribute to the growth in consumption of non-alcoholic drinks in the U.S.

Market Trends

●	Adoption of digital technologies and data analytics in supply chain management. Technologies such as artificial intelligence (AI), Internet of Things (IoT), and blockchain enable supply chain management companies to collect, analyze, and act on vast amounts of data from across their supply chain networks, providing real-time visibility into inventory levels, transportation routes, and customer demand patterns. By leveraging these insights, suppler chain management companies can make more informed decisions about production, distribution, and marketing, while also identifying opportunities for process improvements and cost savings. Additionally, the use of data analytics in supply chain management enables companies to better predict and respond to potential disruptions, such as weather events or supplier failures, minimizing the impact on their operations and customers.

●	Growing Focus on Sustainability and Social Responsibility in the Supply Chain. As consumers become more aware of the environmental and social impacts of their purchasing decisions, they are increasingly seeking out food and beverage products that are sourced and produced in a sustainable and ethical manner. This trend is driving the adoption of eco-friendly practices, such as the use of renewable energy, sustainable packaging materials, and waste reduction initiatives, as well as the implementation of fair labor practices and community engagement programs throughout the supply chain. Companies that can effectively navigate the complexities of building sustainable and socially responsible supply chains, while also leveraging the expertise of supply chain management solutions providers with strong networks in Asia, are well-positioned to capitalize on this trend. By partnering with these providers to ensure that their products are sourced from suppliers who adhere to strict environmental and social standards, food and beverage companies can not only meet the evolving expectations of their customers but also build stronger, more resilient supply chain networks that are better positioned to withstand future challenges and disruptions.

●	Globalization and Ethnic Cuisine Exploration of Food and Beverage. The trend of globalization and ethnic cuisine exploration is reshaping the food and beverage industry and presents a significant opportunity for companies that specialize in sourcing and distributing products from Asia to North America, as they can leverage their expertise in international trade and logistics to help food and beverage brands bring authentic and innovative products to consumers. However, navigating the complexities of international trade and regulation can be a challenge, particularly for companies that are new to the Asia-North America trade corridor. By working with strategic partners that have extensive experience in sourcing and distributing products from Asia, as well as in navigating the regulatory and cultural landscape of different countries, food and beverage companies can minimize their risk and accelerate their time to market.

Competition

The global food and beverage supply chain and brand management solutions market is relatively fragmented and highly competitive. There are three main competitors in our Asian food and non-alcoholic market (Royal Asia (Tai Foong USA, Inc.), Bibigo (Schwan’s Consumer Brands, Inc.) and Anjinomoto Co., Inc.). These companies are well established, better recognized and more experienced in operating multiple distribution locations and expanding management, and have greater marketing and financial resources than we do.

Indoor Home Improvement Solutions

Grand Forest is an indoor home improvement supply chain provider that focuses on providing high-quality kitchen cabinets, flooring, and home improvement products sourced from international suppliers. Grand Forest strives to bring affordable luxury with both aesthetic and practicality to the living space. We focus on sourcing high-quality products from reliable overseas suppliers and distributing them to customers across the U.S. We prioritize customer satisfaction and aim to provide exceptional products and services to enhance the homes of our customers.

Currently we offer a range of cabinets that are tailored for various spaces, including kitchens, bathrooms, and living areas. In addition, we specialize in offering a wide range of flooring, kitchen sinks, and countertop options that cater to diverse design preferences and functional needs. Our product catalog includes various styles and finishes, helping customers find the perfect match for their home improvement projects. In addition, Grand Forest provides various value-added services to customers, including free consultation, free 3D design for cabinet remodeling with measurement estimates, and free installation support, to ensure clients get the most out of our products.

We currently offer our services through a physical store located in Union City, California, which features showrooms to display our diverse product offerings. Our product catalog is also available on our website www.grandforestcabinets.com. By partnering with reputable suppliers and sourcing high-quality materials, we are committed to providing products that meet high standards of quality and durability, delivering consistent quality and reliable inventory.

In addition to our core offerings, we collaborate closely with selected customers to provide education on product selections, installations and technical support. We also hold seminars to keep clients up-to-date on design ideas and color schemes. For customers seeking bespoke solutions, we offer tailored home improvement solutions to meet individual preferences and requirements.

Our Products

We purchase, distribute and sell a wide range of indoor home improvement products through our showroom and our website. We offer the following categories of indoor home improvement products currently all sourced from Vietnam:

Product Category	Products	Brands
Cabinets	Artic White Cabinet	Grand Forest
Cabinets	Creme White Cabinet	Grand Forest
Countertops	Quartz Bianco Carrara 26”x110”, 3 Sides Edge Finished	Grand Forest
Countertops	Quartz Nordic Gray 26”x110”, 3 Sides Edge Finished	Grand Forest
Kitchen Sinks	Brushed Stainless Steel Undermount Sink 16G. Overall Size: 32”x19”x10”, Bowl Size: 30”x17”x10”	Grand Forest
Kitchen Sinks	Brushed Stainless Steel Undermount Single Bowl Stackable Ledge Sink 16G. Overall Size: 30”x19”x10”, Bowl Size: 28”x15-1/4”x10”	Grand Forest
Flooring	Waterproof Wood Fiber Floor	Grand Forest
Other Materials	Under Counter Rectangle Ceramic Basin	Grand Forest
Other Materials	CROWN MOLDING 3”x96”	Grand Forest
Other Materials	Engineered Marble Calacatta Oro Shower wall, 36”x84” Right Wall	Grand Forest

We import our raw materials and home improvement products from suppliers overseas. Cabinets that are purchased from our suppliers overseas are prefabricated boards and ready-to-assemble. Such cabinets are cheaper than pre-assembled cabinets because of savings on shipping and storage and related labor costs, and are less likely to be damaged during transit. In addition, ready-to-assemble cabinets are flexible and can be adjusted to fit any kitchen size and configuration. The majority of our customers purchase these cabinets as prefabricated boards without assembly, which is consistent with the preference for bulk purchases. However, for customers who request it, we provide assembly services tailored to the client’s unique dimensions. When assembly is provided, it is performed by our employees as part of their daily job duties, at no additional cost to the customer. Assembly services are included within our home improvement product offerings and are not charged separately. Sales of indoor home improvement products and any associated assembly services are not distinct; they represent combined inputs to achieve the final product delivery to the customer. Accordingly, sales of these products and assembly services are identified as a single performance obligation.

Our Customers

At Grand Forest, our customers include homeowners, interior designers, and dealers who seek premium home improvement products. Homeowners turn to us for high-quality cabinets, countertops, kitchen sinks, flooring, and other materials that combine both style and durability for their renovation projects. Interior designers value our wide range of products that cater to diverse design preferences, which helps bring their creative visions to reality. Dealers choose us for our competitive pricing, exceptional customer service, and reliable supply chain, which help them provide top-notch products to their own customers.

Our Industry

The information presented in this section has been derived from either an industry report, dated June, 2024, commissioned by us and prepared by Frost & Sullivan, an independent research firm, regarding our industry, or from publicly available secondary data online sources. The following discussion contains projections for future growth, which may not occur at the rates that are projected or at all.

Definition and Classification of Home Improvement Products

●	Home improvement works generally include stone and marble works, carpentry and joinery works, floor carpeting, decorative lighting suspended ceilings, plastering works, E&M works, steel and metal works, installation of sanitary fittings and wares, fittings, fixture and equipment, glazing works, painting works, wall papering, as well as other associated works.

●	Home improvement materials include kitchen cabinets, floorings and other fixtures and furniture.

Market Size of Home Improvement in U.S.

Based on the industry report by Frost & Sullivan, the U.S. home improvement industry has seen growth in recent years, from $314.6 billion in 2019 to $365.2 billion, driven by low interest rates and increased time spent at home from 2019 to 2023. Surging demand for better and more convenient amenities among interior designers, homeowners, and builders will drive increased demand for home improvement materials across the U.S. Additionally, the rising number of private rental properties in the U.S. has significantly supported innovations and new/improved techniques for home improvement activities. Approximately 65% of people under 35 years old in the country live in rented houses, sustaining the growth of the home improvement market.

Growing popularity of do-it-yourself projects and shifting preference toward eco-friendly and energy-efficient projects with advanced features has also translated into the market growth opportunities for the home improvement industry in the U.S. Rapidly growing ecommerce opportunities enable wholesalers or manufacturers to offer numerous options for home improvement products or materials to customers at an affordable cost. The home improvement market in the U.S. is forecasted to reach $446.0 billion in 2028, at a CAGR of 4.1% from 2024 to 2028.

Source: Frost & Sullivan

Market Drivers

●	Shortened procurement cycle and reduced costs. By shortening the procurement cycle and reducing costs, both buyers and sellers benefit from higher profits and lower prices. In the traditional offline sales channel, the transaction cycle includes inquiry, quotation, order, production, transportation, chartering and booking, customs clearance and product inspection, foreign exchange collection, settlement, and write-off. And the whole process is completed by different trading companies which not only involves a wide range of cumbersome procedures but also increases the financial costs for enterprises. The sales process is often monopolized by importers and distributors of goods, further weakening the bargaining power of manufacturers and reducing profits. Home improvement supply chain management solutions providers integrate the distribution channels and directly source the products from manufacturers to retailers and end customers. Accordingly, the turnaround time and circulation layers are reduced, thereby reducing the cost of goods, the savings in intermediate costs may allow consumers to capture more benefits, and enterprises to reallocate resources for product development and marketing purposes.

●	Surging Demand for kitchen Improvement & Additions. The kitchen improvement and additions segment is expected to experience rapid growth in the near future driven in part by the increasing adoption of smart kitchens due to their energy-efficient and water-efficient features such as motion-sensing water faucets and lights, auto-dispensing washing liquid, and Bluetooth or Wi-Fi-enabled appliances. Additionally, the surging popularity of attractive colors and designs in cabinet structures, along with increased storage capacity and fire-proof cooking countertops, may help stimulate the overall home improvement market and the demand for Home Improvement Supply Chain Management Solutions.

●	Increasing demand for localization and specialization of supply chain management services. Home improvement supply chain management solutions providers are continually experimenting with marketing strategies on various distribution channels to gain greater reach, conversion, and subsequent repurchase for consumers. In particular, they leverage their industry knowledge and relationships to navigate the complexities of the supply chain, and provide specialized services or value-added activities that manufacturers or retailers may not have the capability or resources to handle internally. In the future, it is expected that specialized supply chain management solutions providers will continue to reinvent and adjust their services to diverse distribution channels and local markets. Supply chain management solutions also have deep knowledge and connections within their local markets, allowing them to better understand customer preferences and trends. They can leverage these local insights to source and supply specialized products that cater to the specific needs of their regional customer base.

Market Trends

●	Accelerating digitalization to reduce costs and increase efficiency. Enterprise resource planning (“ERP”) systems and software as a service (“SaaS”) services are increasingly used to save manpower and material resources, increase the efficiency of supply chain operations, and reduce development costs. Through one-stop operation management solutions, such as the more mature ERP system and SaaS services, enterprises can integrate operation process data through regular data reports, sales and inventory management, intelligent replenishment, etc., thereby reducing communication costs. Through frequent data reporting, sales and inventory management, and intelligent replenishment, businesses may be able to integrate operational data, save on communication costs, increase internal data transparency, and realize cost savings and efficiencies.

●	The surge of home improvement and DIY projects. The home improvement and DIY (do-it-yourself) sector has experienced a notable surge in popularity, particularly within the U.S. This trend has been driven by several factors, including the impact of the COVID-19 pandemic, the rise of remote work, and a growing consumer demand for more functional and enjoyable living spaces. The primary motivations behind DIY projects are maintenance, repairs, a sense of accomplishment, and potential cost savings — all of which are underpinned by increased personal satisfaction and financial prudence. On the other hand, social media platforms, such as YouTube and Instagram, have emerged as dominant sources of DIY inspiration and guidance. Traditional channels, like observing renovations done at friends’ and family members’ homes, as well as home improvement television shows, also continue to play a significant role in shaping consumer trends and preferences. The rising trend of DIY projects presents opportunities for suppliers and retailers to optimize their supply chain management and cater to the evolving needs of this dynamic market.

●	Rapid adoption of integrated home control systems. The rapid adoption of integrated home control systems by homeowners is a significant trend that can positively impact the home improvement supply chain management. These advanced systems provide a centralized, user-friendly platform that combines and streamlines various home functionalities, including lighting, audio, video, security, HVAC, and access control. The interconnectivity of these home control systems facilitates the integration of various home improvement products, such as smart lighting, security systems, and HVAC components. Home improvement supply chain management solutions providers could optimize their product offerings and ensure compatibility, making it easier for homeowners to select and install complementary home improvement solutions.

Competition

The global home improvement supply chain industry is also characterized by relative fragmentation with a large number of participants. Among them, large integrated distributors often have extensive global sourcing channels and resource integration capabilities, and are able to provide customers with one-stop design, rich product portfolio, sourcing, logistics and other all-round services, and thus are able to demonstrate a strong market position in the global market. Distribution companies that specialize in specific market segments, such as high-end furniture and soft furnishings, typically possess extensive industry resources and are capable of offering specialized sourcing and customization services to accommodate the unique requirements of each client. In general, the market is adapting to the increasing demand of consumers, and industry participants will prioritize the development of diverse sales channels, the maintenance of more customer relationships, and the implementation of innovative service models.

There are several competitors in our indoor home improvement supply chain market including well-known retailers such as The Home Depot and Lowe’s. These companies are well established, more recognized and benefit from strong brand identities, extensive distribution networks, and significant financial resources. Their larger scale of operations allows them to negotiate better terms with suppliers, maintain competitive pricing, and offer a comprehensive range of products, making them the preferred choice for many customers. Competing against such established companies presents challenges in terms of customer acquisition, pricing strategies, and product differentiation. To effectively compete, we intend to enhance our brand recognition, expand our product range, and invest in building a robust distribution network. Additionally, developing loyalty programs and innovating in customer service will be crucial in attracting and retaining customers, allowing us to improve our market position.

Our Strength

●	Established International Presence and Network in Food and Non-Alcoholic Beverages. We have established a strong network of strategic relationships in the United States and throughout Asia. This international network consisting of manufacturers, suppliers, distributors, import/export brokers allows us to source, ship and distribute a variety of food and non-alcoholic beverage products from Asia to the United States and vice versa. In the United States, we are an authorized vendor to Costco Wholesale Corporation (“Costco”), Walmart Marketplace, and United Natural Foods, Inc. (“UNFI”), and through our sales network, we are able to introduce more international food and non-alcoholic beverage products to the United States. At the same time, we also source a variety of food and non-alcoholic beverage products in the United States for sale to customers in Asian countries. As a result of our experience in shipping goods from Asia to the United States and vice versa, we have established a strong logistic and supply chain management operation. This allows us to share our expertise to our client in terms of cost savings.

●	Expandable Distribution Network for Food and Non-Alcoholic Beverages Reaching Customers Nationwide and Long-Standing Relationships with Retail Partners. We offer high-quality products sourced from reliable suppliers overseas. We partner with Lineage Logistics, LLC, one of the largest cold food storage and logistics companies, with over 450 warehouse locations internationally. Our expandable distribution network allows us to reach customers nationwide. Additionally, we maintain strong relationships with our retail partners, with the average relationship length being approximately three (3) years across our top partners, which includes wholesalers, warehouse clubs and retailers such as Costco, Walmart Marketplace, and UNFI.

●	Industry-Leading Expertise in Supply Chain and Home Improvement Industry. Our executive management team brings industry-leading expertise in operations, supply chain management and home improvement, each with approximately 20 years of experience. Their deep understanding of efficient logistics, distribution solutions, and indoor remodeling guides our success and positions us as a future leader in the industry. We also work with independent third-party customs, freight and sales brokers who have vast experience in supply chain management.

●	Robust Brand Reputation. We have a robust brand reputation for quality and reliability, demonstrated by our long-standing relationships with top market share retailers and consistent customer referrals.

●	Expanding Omnichannel Business Positioned for Online Growth. We believe we are well-positioned to benefit from the fast-growing e-commerce channel. We believe our online platforms allow us to reach a broader customer base and enhance our distribution capabilities, compared to traditional supply chain management and home improvement solutions. Grand Forest has also partnered with MegHomePlus, an online home improvement wholesaler to help build our online sales capabilities. We are developing an online supply chain management platform that will combine our food and non-alcoholic beverages, supply chain and home improvement platforms into a single online interface.

Our Growth Strategy

Our goal is to continue to grow our business by increasing the scale of our current operations and expanding into new services and locations. We intend to pursue the following strategies to achieve this goal:

Food and Beverage Supply Chain and Brand Management

●	Expand our network of suppliers in Asia to increase product variety and availability.

●	Develop our digital platform for seamless communication and transactions with clients and suppliers.

●	Increase marketing efforts to promote our services to a wider audience.

●	Implement sustainability practices in our supply chain to attract environmentally conscious clients.

●	Expand our presence in the U.S. market by establishing additional warehouse locations.

●	Offer additional value-added services to maintain customer loyalty.

●	Diversify our product offerings by exploring new market trends and consumer demands.

●	Strengthen partnerships with existing clients and suppliers through regular communication and feedback.

●	Extend our reach to other international markets beyond Asia and the U.S.

Indoor Home Improvement Solutions

●	Expand distribution networks throughout California and the U.S. and introduce a new product line of kitchen cabinets made from sustainable materials such as bamboo.

●	Launch an online store to reach a wider customer base and open flagship showrooms in several major metropolitan areas.

●	Launch a loyalty program for repeat customers and implement a customer referral program for successful referrals.

●	Increase brand awareness through strategic partnerships and develop a mobile app for easy product browsing and ordering.

●	Expand our product lines and identify additional international suppliers to provide a greater variety of home improvements products.

●	Offer a smart home automation system that integrates with kitchen cabinets and flooring to create a futuristic living environment.

Our Intellectual Property

Intellectual property rights are important to the success of our business, especially the indoor home improvement solutions segment. We rely on a combination of trademarks, and trade secret laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements with third parties, and other contractual protections, to protect our intellectual property rights.

As of July 25, 2024, we had one registered trademark for FuAn in the United States and three trademark applications pending in the United States Patent and Trademark Office. We currently do not own any patents.

Unauthorized parties may attempt to infringe our intellectual property rights through unauthorized use, misappropriation or other means to undermine our business. Monitoring unauthorized use of our intellectual property is practically challenging and could be costly, and we cannot be certain that the steps we have taken will prevent unauthorized use or misappropriation of our intellectual property, including but not limited to our trademarks, logos, or designs. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources.

We own the domain name for our websites www.marwynnholdings.com, www.fuanus.com and www.grandforestcabinets.com.

Our Corporate Information

Our principal executive office is located at c/o Marwynn Holdings, Inc., 12 Chrysler Unit C, Irvine, CA 92618. The telephone number of our principal executive office is 949-706-9966.

Implications of Being an Emerging Growth Company

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to emerging growth company will have the meaning associated with it in the JOBS Act.

Implications of Being a Smaller Reporting Company

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter.

Implication of Being a Controlled Company

Our chairperson, chief executive officer, and President, Ms. Yin Yan, currently controls approximately 93.89% of the aggregate voting power of our outstanding voting securities. As a result, we will be deemed a “controlled company” within the meaning of the Nasdaq Marketplace Rule 5615(c). As a controlled company, we are permitted and intend to elect to rely on certain exemptions from corporate governance rules of The Nasdaq Capital Market, including:

●	An exemption from the rule that a majority of our board of directors must be independent directors;

●	An exemption from the rules that our compensation committee and nominating committee be composed entirely of independent directors;

●	An exemption from the rule that the compensation of our chief executive officer must be determined or recommended solely by independent directors; and

●	An exemption from the rule that our director nominees must be selected or recommended solely by a majority of independent directors or nominations committee comprising solely of independent directors.

We have elected to rely on some of the “controlled company” exemptions. Our nominating and corporate governance and compensation committees will not consist entirely of independent directors.

Government Regulations

FuAn

Legal compliance is important to our operations. We are required to comply, and it is our policy to comply, with all applicable laws in the numerous jurisdictions in which we do business.

As a marketer and distributor of food products in the U.S., we are subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the U.S. Food and Drug Administration (the “FDA”). The FDA regulates food safety and quality through various statutory and regulatory mandates, including manufacturing and holding requirements for foods through good manufacturing practice regulations, hazard analysis and critical control point requirements for certain foods, and the food and color additive approval process. The agency also specifies the standards of identity for certain foods, prescribes the format and content of information required to appear on food product labels, regulates food contact packaging and materials, and maintains a Reportable Food Registry for the industry to report when there is a reasonable probability that an article of food will cause serious adverse health consequences. For certain product lines, we are also subject to the Federal Meat Inspection Act, the Poultry Products Inspection Act, the Perishable Agricultural Commodities Act, the Packers and Stockyard Act and regulations promulgated by the USDA to interpret and implement these statutory provisions. The USDA imposes standards for product safety, quality and sanitation through the federal meat and poultry inspection program. The USDA reviews and approves the labeling of these products and also establishes standards for the grading and commercial acceptance of produce shipments from our suppliers. We are also subject to the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, which imposes certain registration and record keeping requirements on facilities that manufacture, process, pack or hold food for human or animal consumption.

The recently published and pending rules under the Food Safety Modernization Act (“FSMA”) will significantly expand food safety requirements, including those which impact our business. Among other things, FDA regulations implementing the FSMA require us to establish and maintain comprehensive, prevention-based controls across the food supply chain that are both verified and validated. The FSMA also imposes new requirements for food products imported into the U.S. and provides the FDA with mandatory recall authority.

FuAn and our food and beverage products are also subject to state and local regulation through such measures as the licensing of our facilities; enforcement by state and local health agencies of state and local standards for our products; and regulation of our trade practices in connection with the sale of our products. Our facilities are subject to regulations issued pursuant to the U.S. Occupational Safety and Health Act by the U.S. Department of Labor. These regulations require us to comply with certain manufacturing, health and safety standards to protect employees from accidents and to establish hazard communication programs to transmit information on the hazards of certain chemicals which may be present in products that we distribute.

Our distribution facilities must be registered with the FDA biennially and are subject to periodic government agency inspections by the FDA and USDA. Our facilities are generally inspected at least annually by federal and/or state authorities.

Our business and employment practices are also subject to regulation by numerous federal, state and local regulatory agencies, including, but not limited to, the U.S. Department of Labor, which sets employment practice standards for workers. Additionally, our business relies heavily on third-party logistics. We must ensure that our cooperators and third-party logistics providers comply with regulations set forth by and the U.S. Department of Transportation, as well as its agencies, the Surface Transportation Board, the Federal Highway Administration, the Federal Motor Carrier Safety Administration, and the National Highway Traffic Safety Administration, which collectively regulate our trucking business through the regulation of operations, safety, insurance and hazardous materials. We must comply with the safety and fitness regulations promulgated by the Federal Motor Carrier Safety Administration, including those relating to drug and alcohol testing and hours of service. Such matters as weight and dimension of equipment also fall under federal and state regulations. We also are subject to federal and state immigration laws, regulations and programs that regulate our ability to hire or retain foreign employees. In addition, we are subject to the U.S. False Claims Act, and similar state statutes, which prohibit the submission of claims for payment to the government that are false and the knowing retention of overpayments.

Our operations are also subject to a broad range of U.S. federal, state, and local environmental laws and regulations, as well as zoning and building regulations. Environmental laws and regulations cover a variety of procedures, including appropriately managing wastewater and stormwater; complying with clean air laws; proper handling and disposal of solid and hazardous wastes; and protecting against and appropriately investigating and remediating spills and releases. For the fiscal year ended April 30, 2023, the costs of managing our compliance with environmental laws and regulations was nominal.

The U.S. Foreign Corrupt Practices Act (“FCPA”) prohibits bribery of public officials to obtain or retain business in foreign jurisdictions. The FCPA also requires us to keep accurate books and records and to maintain internal accounting controls to detect and prevent bribery and to ensure that transactions are properly authorized. We have implemented appropriate policy and will continue to maintain a robust anti-corruption compliance program applicable to our operations.

For the purchase of items produced, harvested or manufactured outside of the U.S., we are subject to applicable customs laws regarding the import and export of various products. Certain activities, including working with customs brokers and freight forwarders, are subject to applicable regulation by U.S. Customs and Border Protection, which is a part of the Department of Homeland Security.

Grand Forest

We are subject to extensive and varied federal, state and local government regulations in the jurisdictions in which we operate, including laws and regulations relating to our relationships with our associates and customers, independent third-party installers, public health and safety, zoning, accommodations for persons with disabilities, and fire codes. We operate each of our showrooms, stores, offices and warehouses in accordance with standards and procedures designed to comply with all applicable laws, codes, licensing requirements and regulations. Certain of our operations and properties are also subject to federal, state and local laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, release, discharge and disposal of hazardous materials, substances and wastes and relating to the investigation and cleanup of contaminated properties, including off-site disposal locations. We do not currently incur significant costs complying with the laws and regulations related to hazardous materials. However, we could be subject to material costs, liabilities or claims relating to compliance in the future, especially in the event of changes in existing laws and regulations or in their interpretation, as well as the passage of new laws and regulations.

Our suppliers are subject to the laws and regulations of their home countries, as well as those relative to the import of their products into the United States, including, in particular, laws regulating labor, forestry and the environment. Our suppliers are subject to periodic compliance audits, onsite visits and other reviews, as appropriate, in efforts to ensure that they are in compliance with all laws and regulations. We also support social and environmental responsibility among our supplier community and our suppliers agree to comply with our expectations concerning environmental, labor and health and safety matters. Those expectations include representations and warranties that our suppliers comply with the laws, rules and regulations of the countries in which they operate.

Products that we import into the United States are subject to laws and regulations imposed in conjunction with such importation, including those issued and/or enforced by United States Customs and Border Protection.

Employees and Human Capital Resources

As of April 30, 2025, we had a total of 27 full-time employees. We believe that we maintain a satisfactory working relationship with our employees, and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations. None of our employees is represented by a labor union.

Function	Number of Employees	Percentage of Total Number of Employees
Warehouse	10	36%
Accounting	2	8%
Office/Administrative	3	12%
Sales	8	24%
Management	4	20%
Total	27	100.0%

Employee Engagement, Talent Development & Benefits. We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, and intend to provide opportunities for equity ownership.

Diversity, Inclusion, and Culture. Much of our success is rooted in the diversity of our teams and our commitment to inclusion. We value diversity at all levels and continue to focus on extending our diversity and inclusion initiatives across our entire workforce. We believe that our business benefits from the different perspectives a diverse workforce brings, and we pride ourselves on having a strong, inclusive and positive culture based on our shared mission and values.

Item 1A. Risk Factors

Set forth below are the risk factors that we believe are material to our investors and a summary thereof. You should carefully consider the following risk factors, as well as the other information in this Annual Report on Form 10-K, and in our other public filings. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described in our public filings when evaluating our business.

Risks Related to our Business and Industry

General Operations

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

We have a limited operating history in our current form and limited experience selling our products. As a result of continuing investments to expand our business, we may not achieve or sustain profitability.

Marwynn Holdings, Inc. was formed as a holding company on February 27, 2024, and as a part of the Reorganization and Merger, became the parent of FuAn, which commenced its current operation in 2016, and Grand Forest, which commenced its operation in 2021. As a result, we have a limited operating history and limited experience selling our products, establishing relationships with consumers, customers, suppliers, vendors and distributors and building our brand reputation. These and other factors combine to make it more difficult for us to accurately forecast our future operating results, which in turn makes it more difficult for us to prepare accurate budgets and implement strategic plans. We expect that this uncertainty will continue to exist in our business for the foreseeable future. If we do not address these risks and uncertainties successfully, our operating results could differ materially from our estimates and forecasts, and from the expectations of investors or analysts, which could harm our business and result in a decline in the trading price of our common stock.

As a developing company, we will need to adopt and implement a plan to increase awareness of our products, secure distribution channels, and foster and strengthen our supply, manufacturing and distribution relationships. It is likely our strategic priorities will need to evolve over time and our business would be materially and adversely affected if we do not properly adapt our strategies to our changing needs and changes in the market. As our operations develop and grow, we expect to experience significant increases in our working capital requirements. Even if we obtain additional capital and achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may be unable to sustain or increase profitability and our failure to do so would adversely affect the Company’s business, including our ability to raise additional funds.

We may need additional funding in order to fund our existing commercial operations, commercialize new products and grow our business.

To date, we have financed our operations through our IPO, loans from some of our stockholders, and private placements of our equity. We have devoted substantially all our financial resources and efforts to developing our products, workforce, and supply chain. Our long-term growth and success are dependent upon our ability ultimately to expand our customer base and product offerings. There is no assurance that we will be able to generate sufficient cash from operations or access the capital we need to grow our business. Our inability to obtain additional capital could have a material adverse effect on our ability to fully implement our business plan as described herein and grow our business, to a greater extent than we can with our existing financial resources.

Based on our current business plan, we believe the net proceeds from our IPO, together with our current cash and cash equivalents and cash receipts from sales, will enable us to conduct our planned operations for at least the next twelve months. If our available cash balances, net proceeds from our IPO and/or anticipated cash flow from operations are insufficient to satisfy our liquidity requirements because of lower demand for our products or due to other risks described herein, we may seek to sell common stock or other securities, enter into an additional credit facility or seek another form of third-party funding, including debt financing. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for debt or equity financing. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing stockholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements.

We may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to:

●	provide for additional capacity;

●	increase our sales and marketing efforts and address competitive developments;

●	provide for supply and inventory costs;

●	fund development and marketing efforts of any future products or additional features to then-current products;

●	acquire, license or invest in new technologies such as e-commerce platform for our products;

●	acquire or invest in complementary businesses or assets; and

●	finance capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

●	our ability to achieve revenue growth and improve gross margins;

●	the cost of expanding our operations and offerings, including our sales and marketing efforts;

●	the effect of competing market developments; and

●	costs related to expansion.

The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also could provide for rights, preferences, or privileges senior to those of holders of shares of our common stock. If we raise funds by issuing debt securities, those debt securities would have rights, preferences, and privileges senior to those of holders of shares of our common stock. The terms of any debt securities issued or borrowings made pursuant to a credit agreement could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights or grant licenses on terms that are not favorable to us.

If we fail to effectively manage our growth, our business, financial condition and operating results could be harmed.

As we continue to expand, our continued growth could strain our existing resources, and we could experience ongoing challenges, including:

●	managing our operational, administrative and financial capabilities and other resources;

●	managing our brand portfolio, including further expanding our private label offerings, products and services;

●	expanding marketing channels and deepening end customer outreaches;

●	staying abreast of the evolving industry demands and market developments and catering to consumers’ changing tastes;

●	developing and applying technologies necessary to support our expanded operations;

●	effectively managing our supply chain;

●	responding to changes in the regulatory environment;

●	exploring new market opportunities such as new monetization channels; and

●	addressing other challenges resulting from our expansion.

All efforts to address the potential challenges on our way to expansion require significant managerial, financial and human resources. We cannot assure you that we will be able to effectively or timely address operating difficulties and challenges to keep up with our growth. If we are unable to successfully address these difficulties, risks and uncertainties, our business, financial conditions and results of operations could be materially and adversely affected.

Our business depends on the continued success of our growing brand portfolio and if we fail to maintain and expand our brand portfolio, including our private label offerings, or maintain and enhance our brand recognition, our business, results of operations and prospects may be harmed.

We depend on our brand portfolio to scale our business, attract and retain our brand partners and customers. We have devoted significant resources to and incurred large amount of expenses on sourcing, maintaining, promoting and expanding our brands, we cannot assure you that these efforts will be successful. In addition, maintaining and enhancing the recognition of our brands are also key to our success, which could be affected by various factors, including the effectiveness of our brand marketing strategy, publicity about our business, quality of products offered under the brands as well as preference of consumers, certain of which are beyond our control. Any failure to maintain and expand our brand portfolio or maintain and enhance our brand recognition could have a material and adverse effect on our business, results of operations and prospects.

Our product supply chain is essential to our business and is subject to risks associated with demands, forecasting, timely supplying and warehousing, as well as maintaining relationship with our suppliers.

We largely depend on our supply chain management capabilities to minimize our inventory risks, maintain our short turnaround time and improve our operational efficiency. However, our demand forecast may not be accurate, which could result in inventory write-offs or inventory shortages. Even if we are able to make accurate demand forecast, our product supply chain may not be able to meet our demand on a timely basis due to unexpected reasons, including but not limited to delays in manufacturing. In addition, warehouses that we operate may not have sufficient capacity to process orders efficiently. Our ability to adequately store, maintain, and deliver our products is critical to our business. Keeping our food products frozen and/or refrigerated at specific temperatures maintains food safety. In the event of extended power outages, labor disruptions, natural disasters or other catastrophic occurrences, failures of the refrigeration systems in our third-party warehouses or delivery trucks, or other circumstances, our inability to store inventory at refrigerated and/or freezing temperatures could result in significant product inventory losses, as well as increased risk of food-borne illnesses and other food safety incidents. Improper handling or storage of food by a customer, without any involvement or fault of ours or our retail customers, could result in food-borne illnesses, which could result in negative publicity and harm to our brand and reputation. Further, we contract with third-party warehousing and logistics companies to conduct certain processes and operations on our behalf. Any failure by these business partners to adequately store, maintain, or transport our products could negatively impact the safety, quality and merchantability of our products and the experience of our customers. The occurrence of any of these risks could materially adversely affect our business, reputation, financial condition, and operating results.

Although we believe our supply chain has capacity to support our current operation, we cannot guarantee our supply chain will be adequate to support our expanded business in the future. Thus, if we fail to manage our supply chain in line with our business expansion, our business, prospects, financial condition and results of operations may suffer.

A shortage of qualified labor could negatively affect our business and materially reduce earnings.

The future success of our operations, including the achievement of our strategic objectives, depends on our ability, and the ability of third parties on which we rely to supply and to deliver our products, to identify, recruit, develop and retain qualified and talented individuals. As a result, any shortage of qualified labor could significantly and adversely affect our business. Employee recruitment, development and retention efforts that we or such third parties undertake may not be successful, which could result in a shortage of qualified individuals in future periods. Any such shortage could decrease our ability to effectively serve our customers and achieve our strategic objectives. Such a shortage would also likely lead to higher wages for employees (or higher costs to purchase the services of such third parties) and a corresponding reduction in our results of operations.

Unfavorable macroeconomic conditions in the U.S. may adversely affect our business, financial condition and results of operations.

Our operating results may be substantially affected by the operating and economic conditions in the regions in which we operate. Economic conditions can affect us in the following ways:

●	A reduction in discretionary spending by consumers could adversely impact sales of Asian food and non-alcoholic beverage products. Future economic conditions affecting disposable consumer income, such as employment levels, business conditions, changes in housing market conditions, the availability of consumer credit, inflation, interest rates, tax rates and fuel and energy costs, could reduce overall consumer spending.

●	Food cost and fuel cost inflation experienced by consumers can lead to reductions in the frequency of and the amount spent by consumers for our products, which could negatively impact our business by reducing demand for our customer’s products and the supply chain and distribution services we provide them.

●	Heightened uncertainty in the financial markets negatively affects consumer confidence and discretionary spending, which can cause disruptions with our customers and suppliers.

●	Liquidity issues and the inability of our customers to consistently access credit markets to obtain cash to support their operations can cause temporary interruptions in our ability to conduct day-to-day transactions involving the collection of funds from such customers.

●	Liquidity issues and the inability of suppliers to consistently access credit markets to obtain cash to support their operations can cause temporary interruptions in our ability to obtain our products and supplies needed by us in the quantities and at the prices requested.

In addition, our existing operations are primarily in the U.S. The geographic concentration of our operations creates an exposure to economic conditions in the U.S. and any financial downturn in the U.S. could materially adversely affect our financial condition and results of operations.

Global health developments and economic uncertainty resulting from pandemics, such as the COVID-19 pandemic, and governmental action related thereto, may adversely affect, our business, financial condition and results of operations.

The impact of pandemics may have an adverse impact on numerous aspects of our business, financial condition and results of operations including, our growth, product costs, supply chain disruptions, labor shortages, logistics constraints, customer demand for our products and industry demand generally, consumer spending, our liquidity, the price of our securities and trading markets with respect thereto, and the global economy and financial markets generally. We cannot predict the duration of future pandemics or future governmental regulations or legislation that may be passed as a result of ongoing or future outbreaks. The impact of pandemics and the enactment of additional governmental regulations and restrictions may further adversely impact the global economy, the food, non-alcoholic beverage and home improvement industry, and our business specifically, despite prior or future actions taken by us.

We are dependent upon the timely delivery of products from our vendors. Prolonged diminution of global supply chains may impact the availability and price stability of future food supplies, which may in turn adversely impact our business.

The global supply chain, ranging from consumer goods, electronics, and industrial raw materials to food supplies, was negatively impacted by the COVID-19 pandemic, shipping bottlenecks, and rapidly rising freight costs. We import the majority of our products. Production is widely dispersed internationally and we depend on manufacturers of our products to timely deliver these components of our inventory in quantities sufficient to meet customer demand. Any disruptions or delays in our supply chains as a result of labor shortages, commodity shortages, or inefficiencies in distribution or logistical services could cause delays in the shipment or delivery of products customers. Any prolonged diminution of global supply chains may impact the availability and price stability of supplies for our products, which may in turn adversely impact our business.

If we cannot successfully manage the unique challenges presented by international markets, we may not be successful in our international operations and our sales and profitability may be negatively impacted.

Our ability to successfully conduct supply chain operations in, and source products and materials from, international markets is affected by many of the same risks we face in our U.S. operations, as well as unique costs and difficulties of managing international operations. Our international operations, including any expansion in international markets, may be adversely affected by local laws and customs, U.S. laws applicable to foreign operations and other foreign legal and regulatory constraints, as well as political, social and economic conditions. Risks inherent in international operations also include, among others, potential adverse tax consequences; international trade disputes, trade policy changes or potential tariffs and other import-related taxes and controls; inability to sell certain products due to customs actions, including regulatory enforcement inquiries, holds, detentions, and exclusions; greater difficulty in enforcing intellectual property rights; limitations on access to ports; risks associated with the Foreign Corrupt Practices Act and local anti-bribery law compliance; geopolitical or military conflicts or acts of war such as the conflicts in Ukraine and the Middle East, as well as any related sanctions or other government or private responses; compliance with forced labor laws; compliance with environmental and responsible sourcing laws and regulations; and challenges in our ability to identify and gain access to local suppliers. For example, trade tensions between the U.S. and China have led to a series of significant tariffs on the importation of certain products. As a portion of our products are sourced, directly or indirectly, outside of the U.S., major changes in tax or trade policies, tariffs or trade relations could adversely impact the cost of, demand for, and profitability of product sales in our U.S. locations. Other countries may also change their business and trade policies in anticipation of or in response to increased import tariffs and other changes in U.S. trade policy and regulations. In addition, our operations in international markets create risk due to foreign currency exchange rates and fluctuations in those rates, which may adversely impact our sales and profitability. While the conflicts in Ukraine and the Middle East have not directly impacted the Company to date, we continue to monitor the impacts of such conflicts and their potential effects on the world economy and global supply chain which on a go-forward basis could impact our operations, sales and profitability.

Our relationships with customers may be materially diminished or terminated. The loss of customers could adversely affect our business, financial condition, and results of operations.

We have maintained long-standing relationships with a number of our customers. However, those customers could unilaterally terminate their relationship with us or materially reduce the amount of business they conduct with us at any time. Our customers may shift their purchase orders from us to other competitors due to market competition, change of customer requirements and preferences, or because of the customer’s financial condition. There is no guarantee that we will be able to maintain relationships with any of our customers on acceptable terms, or at all. The loss of a number of customers could adversely affect our business, financial condition, and results of operations.

We rely on technology in our business and any cybersecurity incident, other technology disruption or delay in implementing new technology could negatively affect our business and our relationships with customers.

We use technology in our business operations, and our ability to serve customers most effectively depends on the reliability of our technology systems. We use software and other technology systems, among other things, to generate and select orders, to make purchases, to manage warehouses and to monitor and manage our business on a day-to-day basis. Further, our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ and suppliers’ personal information, private information about employees, and financial and strategic information about us and our business partners.

These technology systems are vulnerable to disruption from circumstances beyond our control, including fire, natural disasters, power outages, systems failures, security breaches, espionage, cyber-attacks, viruses, theft and inadvertent releases of information. Any such disruption to these software and other technology systems, or the technology systems of third parties on which we rely, the failure of these systems to otherwise perform as anticipated, or the theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage, any or all of which could potentially adversely affect our customer service, decrease the volume of our business and/or result in increased costs and lower profits.

A significant cybersecurity incident involving our cybersecurity infrastructure may result from actions by our employees, suppliers, third-party administrators, or unknown third parties or through cyber-attacks. The risk of such an incident can exist whether software services are in our technology systems or are in cloud-based software services. Intrusions and other incidents have occurred, and may occur again, in our systems and in the systems of our suppliers and third-party administrators. Any such incident could result in operational impairments, significant harm to our reputation and financial losses.

A significant cybersecurity incident could affect our data framework or cause a failure to protect the personal information of our customers, suppliers or employees, or sensitive and confidential information regarding our business and could give rise to legal liability and regulatory action under data protection and privacy laws. Any such cybersecurity incident involving our or our suppliers’ cybersecurity infrastructure could have a material adverse effect on our business, results of operations and financial condition.

Further, as we pursue our strategy to grow our businesses and pursue new initiatives that improve our operations and cost structure, we are also expanding and improving our information technology, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with new initiatives, we may become increasingly vulnerable to such risks. Information technology systems continue to evolve and, in order to remain competitive, we need to implement new technologies in a timely and efficient manner. Investments will continue to be made in attracting, retaining, and training our human capital to remain current on the ever-changing industry best practices related to information security. If our competitors implement new technologies more quickly or successfully than we do, such competitors may be able to provide lower cost or enhanced services of superior quality compared to those we provide, which could have an adverse effect on our results of operations.

We may be unable to protect or maintain our intellectual property, which could result in customer confusion, a negative perception of our brand and adversely affect our business.

We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. Our trademark rights and related registrations may be challenged in the future and could be canceled or narrowed. Failure to protect our trademark rights could cause customer confusion or negatively affect customers’ perception of our brand, services and products, and eventually adversely affect our sales and profitability. Moreover, intellectual property disputes and proceedings and infringement claims may result in a significant distraction for management and significant expense, which may not be recoverable regardless of whether we are successful. Such proceedings may be protracted with no certainty of success, and an adverse outcome could subject us to liability, force us to cease use of certain trademarks or other intellectual property or force us to enter into licenses with others. Any one of these occurrences may have a material adverse effect on our business, results of operations and financial condition.

If we are unable to renew or replace our current leases on favorable terms, or any of our current leases are terminated prior to expiration of their stated terms, and we cannot find suitable alternate locations, our operations and profitability could be negatively impacted.

We currently have leases for our offices, showrooms and some of our warehouses. Our ability to re-negotiate favorable terms on an expiring lease or to negotiate favorable terms for a suitable alternate location, and our ability to negotiate favorable lease terms for additional locations, could depend on conditions in the real estate market, competition for desirable properties, our relationships with current and prospective landlords, and/or other factors that are not within our control. Any or all of these factors and conditions could negatively impact our growth and profitability.

Failure to retain our senior management and other key personnel may adversely affect our operations.

Our success is substantially dependent on the continued service of our senior management and other key personnel. These executives have been primarily responsible for determining the strategic direction of our business and for executing our growth strategy and are integral to our brand and culture, and our reputation with suppliers and customers. The loss of the services of any of these executives and other key personnel could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed in a negative light by investors and analysts, which may cause our stock price to decline. The loss of key employees could negatively affect our business.

If we are unable to attract, train and retain employees, we may not be able to grow or successfully operate our business.

The food and non-alcoholic beverage and home improvement product supply chain and distribution industry is labor intensive. Our success depends in part upon our ability to attract, train and retain a sufficient number of employees who understand and appreciate our culture and are able to represent our brand effectively and establish credibility with our business partners and customers. Our ability to meet our labor needs, while controlling wage and labor-related costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force of the regions in which we are located, unemployment levels within those regions, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation.

In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline, causing our customer service to suffer, while increasing our wages could cause our profits to decrease. If we are unable to hire and retain employees capable of meeting our business needs and expectations, our business and brand image may be impaired. Any failure to meet our staffing needs or any material increase in turnover rates of our employees may adversely affect our business, results of operations and financial condition.

Changes in and enforcement of immigration laws could increase our costs and adversely affect our ability to attract and retain qualified employees.

Federal and state governments from time to time implement immigration laws, regulations or programs that regulate our ability to attract or retain qualified foreign employees. Some of these changes may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome or reduce the availability of potential employees. Although we have implemented, and are in the process of enhancing, procedures to ensure our compliance with the employment eligibility verification requirements, there can be no assurance that these procedures are adequate and some of our employees may, without our knowledge, be unauthorized workers. The employment of unauthorized workers may subject us to fines or civil or criminal penalties, and if any of our workers are found to be unauthorized, we could experience adverse publicity that negatively impacts our brand and makes it more difficult to hire and keep qualified employees. We may be required to terminate the employment of certain of our employees who are determined to be unauthorized workers. The termination of a significant number of employees may disrupt our operations, cause temporary increases in our labor costs as we train new employees and result in adverse publicity. Our financial performance could be materially harmed as a result of any of these factors.

Potential labor disputes with employees and increases in labor costs could adversely affect our business.

A considerable amount of our operating costs are attributable to labor costs and, therefore, our financial performance is greatly influenced by increases in wage and benefit costs. As a result, we are exposed to risks associated with a competitive labor market. Rising health care costs and the nature and structure of work rules will always be important issues. Any work stoppages or labor disturbances as a result of employee dissatisfaction with their current employment terms could have a material adverse effect on our financial condition, results of operations and cash flows. We also expect that in the event of a work stoppage or labor disturbance, we could incur additional costs and face increased competition.

We may incur significant costs to comply with environmental laws and regulations, and we may be subject to substantial fines, penalties and/or third-party claims for non-compliance.

Our operations are subject to various federal, state, and local laws, rules and regulations relating to the protection of the environment, including those governing:

●	the discharge of pollutants into the air, soil, and water;

●	the management and disposal of solid and hazardous materials and wastes;

●	employee exposure to hazards in the workplace; and

●	the investigation and remediation of contamination resulting from releases of petroleum products and other regulated materials.

We may incur substantial costs, including fines or penalties and third-party claims for property damage or personal injury, as a result of any violations of environmental or workplace safety laws and regulations or releases of regulated materials into the environment. In addition, we could incur investigation, remediation and/or other costs related to environmental conditions at our currently or formerly owned or operated properties.

Litigation may materially adversely affect our business, financial condition and results of operations.

From time to time, we may be party to various claims and legal proceedings. We evaluate these claims and proceedings to assess the likelihood of unfavorable outcomes and to estimate, if probable and estimable, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates.

Even when not merited, the defense of these lawsuits or legal proceedings, including potential securities litigation and/or other legal actions, is expensive and may divert management’s attention, and we may incur significant expenses in defending these lawsuits or legal proceedings. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against us, which could negatively impact our financial position, cash flows or results of operations.

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

Severe weather, natural disasters and adverse climate changes, as well as the legal, regulatory or market measures being implemented to address climate change, may materially adversely affect our financial condition and results of operations.

Severe weather conditions and other natural disasters in areas where our distribution network covers or from which we obtain the products we sell may materially adversely affect our operations and our product offerings and, therefore, our results of operations. Such conditions may result in physical damage to, or temporary or permanent closure of, one or more of our distribution centers, an insufficient work force in our market regions and/or temporary disruption in the supply of products, including delays in the delivery of goods to our warehouses and/or a reduction in the availability of products in our offerings. In addition, adverse climate conditions and adverse weather patterns, such as drought or flood, that impact growing conditions and the quantity and quality of crops may materially adversely affect the availability or cost of certain products within our supply chain. Any of these factors may disrupt our businesses and materially adversely affect our financial condition, results of operations and cash flows.

There is an increased focus around the world by regulatory and legislative bodies at all levels towards policies relating to climate change and the impact of global warming, including the regulation of greenhouse gas (GHG) emissions, energy usage and sustainability efforts. Increased compliance costs and expenses due to the impacts of climate change on our business, as well as additional legal or regulatory requirements regarding climate change or designed to reduce or mitigate the effects of carbon dioxide and other GHG emissions on the environment, may cause disruptions in, or an increase in the costs associated with, the running of our business, particularly with regard to our distribution and supply chain operations. Moreover, compliance with any such legal or regulatory requirements may require that we implement changes to our business operations and strategy, which would require us to devote substantial time and attention to these matters and cause us to incur additional costs. The effects of climate change, and legal or regulatory initiatives to address climate change, could have a long-term adverse impact on our business and results of operations.

Our business may be affected by the impacts of unfavorable geopolitical events or other market disruptions on consumer confidence and spending patterns.

Our net sales, profit, cash flows and future growth may be affected by negative local, regional, national or international political or economic trends or developments that reduce consumers’ ability or willingness to spend, including the effects of national and international security concerns such as war, terrorism or the threat thereof. Conflicts such as the Russian invasion of Ukraine in February 2022 and the financial and economic sanctions and other measures imposed by the European Union, the U.S., and other countries and organizations in response thereto create market disruption and volatility and instability in the geopolitical environment. The extent to which this or similar conflicts escalate and the resulting impact on the global market remains uncertain. We monitor such conflicts, but do not, and cannot, know if any such ongoing geopolitical conflicts will result in broader economic and security concerns or in material implications for our business. These events could have a material adverse effect on our customers, our business partners and our third-party suppliers.

Our current indebtedness may adversely affect our liquidity position and ability of future financing.

As of the date of this report, we have $100,000 in third party financing (including short-term loan of $100,000) outstanding and $683,662 in unsecured promissory notes to related parties outstanding, which could adversely affect our cash flow, our ability to raise additional capital or obtain financing in the future, or react to changes in business and repay other debts. We may not be able to generate a sufficient amount of cash needed to pay interest and principal on our debt facilities or refinance all or a portion of our indebtedness, due to a number of factors, including significant change of economic conditions, market competition, weather conditions, natural disaster, and failure to execute our business plan.

Food and Non-Alcoholic Beverages

Our industry is characterized by low margins, and periods of significant or prolonged inflation or deflation affect our product and operational costs, which may negatively impact our profitability.

The food and non-alcoholic beverage supply chain and distribution industry is characterized by relatively high inventory turnover with relatively low profit margins. Volatile food costs have a direct impact on our industry. During 2023, our industry experienced significantly elevated commodity and supply chain costs including the cost of labor, sourced goods, energy, fuel and other inputs necessary for the distribution of food and non-alcoholic beverage products, and elevated levels of inflation may continue or worsen and contribute to loss of revenue and gross profit margin in particular product categories. Our business and results of operations may be adversely affected if we are unable to adjust to these rising cost and inflationary pressures.

Periods of significant product cost inflation or deflation may adversely affect our results of operations if we are unable to pass on all or a portion of such product cost increases to our customers in a timely manner. In addition, periods of rapidly increasing inflation may adversely affect our business due to the impact of such inflation on discretionary spending by consumers and our limited ability to increase prices in the current, highly competitive environment.

Competition may increase in the future, which may adversely impact our margins and ability to retain customers, and make it difficult to maintain our market share, growth rate and profitability.

The Asian food and non-alcoholic beverage supply chain and distribution industry, as a whole, in the U.S. is fragmented and highly competitive, with local, regional, multi-regional distributors, and specialty competitors. With the growing demand for Asian cuisines, others are operating, or may begin operating in this niche market in the future. Those potential competitors include: (i) national and regional foodservice distributors, (ii) local wholesalers and brokers, (iii) food retailers, and (iv) farmers’ markets. The national and regional distributors are experienced in operating multiple distribution locations and expanding management, and they have greater marketing and financial resources than we do. Even though they currently offer only a limited selection of Asian specialty foods, they may be able to devote greater resources to sourcing, promoting and selling their products if they choose to do so. Conversely, the local wholesalers and brokers are small in size with a deep understanding of local preferences, but their lack of scale results in high risk and limited growth potential.

If more competitors enter this market segment in the future, our operating results may be negatively impacted through a loss of sales, reduction in margins from competitive price changes, and/or greater operating costs, such as marketing costs, due to the increase of competition.

Disruption of relationships with vendors could negatively affect our business. Suppliers may increase product prices, which could increase our product costs.

We purchase our food and non-alcoholic beverage items and related products from directly from manufacturers. If our manufacturer fails to comply with food safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. We cannot assure you that we would be able to find replacement suppliers on commercially reasonable terms.

The purchase prices of our products vary from time to time, which is subject to market conditions and negotiation with our suppliers. We may not always be able to mitigate the impact of these price fluctuations, and our performance results could be adversely affected by such fluctuations.

As a food and non-alcoholic beverage distributor, it is necessary for us to maintain an inventory of products that may have declines in product pricing levels between the time we purchase the product from suppliers and the time we sell the product to customers, which could reduce the margin on that inventory, adversely affecting our results of operations.

Changes in consumer eating habits could materially and adversely affect our business, financial condition, and results of operations.

We provide supply chain and distribution services primarily related to Asian food and non-alcoholic beverage products. Changes in consumer eating habits (such as a decline in portion sizes, or a shift in preferences toward western foods) could reduce demand for our customer’s products and the services we provide them. Consumer eating habits could be affected by a number of factors, including attitudes regarding diet and health or new information regarding the health effects of consuming certain foods. If consumer eating habits change significantly, we may be required to modify or discontinue sales of certain items in our product portfolio, and we may experience higher costs and/or supply shortages associated with our efforts to accommodate those changes as our suppliers adapt to new eating preferences.

Additionally, changes in consumer eating habits may result in the enactment or amendment of laws and regulations that impact the ingredients and nutritional content of our food products, or laws and regulations requiring us to disclose the nutritional content of our food products. Compliance with these laws and regulations, as well as others regarding the ingredients and nutritional content of food products, may be costly and time-consuming. We cannot make any assurances regarding our ability to effectively respond to changes in consumer culture preference, health perceptions or resulting new laws or regulations or to adapt our product offerings to trends in eating habits.

Our operations may be adversely affected by the disruption of logistics services or poor handling of products by third party logistics service providers.

We rely on third party logistics service providers to provide a range of transportation and logistics services, including the delivery of products, some of which are perishable, to our retail stores, warehouse and/or our customers. Any failure to provide on-time delivery or failure to maintain our products in good condition during delivery may have a material adverse impact on our business operations and our reputation. In such event, we be unable to seek full recourse against the logistics service providers in default under the terms of the service contracts or enforce in full any judgments obtained.

Significant portions of our inventory are perishable and vulnerable to spoilage and other loss.

Our operations involve the storage and stocking of a wide range of products with limited shelf life. Due to unexpected material fluctuations or abnormalities in the supply and demand of our products or changes in consumers’ preferences or the introduction of new products in the market, we may experience decrease in demand and overstocking of our products. Our products may also be returned by our customers in large quantities due to, among other things, product quality issues or delayed or incorrect delivery, resulting in shelving of products that may increase the risk of obsolescence.

In addition, certain of our products require specific handling throughout the supply chain. For instance, temperature control is required in warehouse or during the transportation of frozen foods in order to maintain the safety and quality of such products. Any unexpected and adverse changes in the optimal storage conditions or poor handling of products may cause damage to or result in deterioration or contamination of our products. As such, any of the aforesaid events may result in an increased risk of inventory obsolescence.

If we fail to comply with requirements imposed by applicable law and other governmental regulations, we could become subject to lawsuits, investigations and other liabilities and restrictions on our operations that could significantly and adversely affect our business.

We are subject to regulation by various federal, state, and local governments, applicable to food safety and sanitation, ethical business practices, securities, transportation, minimum wage, overtime, other wage payment requirements, employment discrimination, immigration, and human health and safety. While we attempt to comply with all applicable laws and regulations, we cannot represent that we are in full compliance with all applicable laws and regulations or interpretations of these laws and regulations at all times or that we will be able to comply with any future laws, regulations or interpretations of these laws and regulations. If we fail to comply with applicable laws and regulations, we may be subject to investigations, criminal sanctions or civil remedies, including fines and injunctions. The cost of compliance or the consequences of non-compliance, including debarments, could have an adverse effect on our results of operations. In addition, governmental units may make changes in the regulatory frameworks within which we operate that may require us to incur substantial increases in costs in order to comply with such laws and regulations.

If the products distributed by us are alleged to have caused injury or illness, or to have failed to comply with governmental regulations, we may need to recall our products and may experience product liability claims.

We, like any other food and non-alcoholic beverage distributor, may be subject to product recalls, including voluntary recalls or withdrawals, if the products we distribute are alleged to have caused injury or illness, to have been mislabeled, misbranded, or adulterated or to otherwise have violated applicable governmental regulations. We may also choose to voluntarily recall or withdraw products that we determine do not satisfy our quality standards, whether for taste, appearance, or otherwise, in order to protect our brand and reputation. Any future product recall or withdrawal that results in substantial and unexpected expenditures, destruction of product inventory, damage to our reputation, and/or lost sales due to the unavailability of the product for a period of time, could materially adversely affect our results of operations and financial condition.

We also face the risk of exposure to product liability claims in the event that the use of products sold by us are alleged to have caused injury or illness. We cannot be sure that consumption of our products will not cause a health-related illness in the future or that we will not be subject to claims or lawsuits relating to such matters. Further, even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image.

Our product liability insurance plans may not continue to be available at a reasonable cost or, if available, may not be adequate to cover all of our liabilities. We generally seek contractual indemnification and insurance coverage from parties supplying products to us, but this indemnification or insurance coverage is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by such suppliers. If we do not have adequate insurance or contractual indemnification available, product liability relating to defective products could materially adversely affect our results of operations and financial condition.

Increased commodity prices and availability may impact profitability.

Many of our products include ingredients such as wheat, corn, oils, sugar, and other commodities. Commodity prices worldwide have been increasing. While commodity price inputs do not typically represent the substantial majority of our product costs, any increase in commodity prices may cause our vendors to seek price increases from us. We may not be able to mitigate vendor efforts to increase our costs, either in whole or in part. In the event we are unable to mitigate potential vendor price increases, we may in turn consider raising our prices, and our customers may be deterred by any such price increases. Our profitability may be impacted through increased costs to us which may affect our gross margins, or through reduced revenue as a result of a decline in the number and average size of customer transactions.

A Substantial Percentage of Our Revenue Is Dependent on One Customer.

A large portion of our revenues is dependent on one customer, Costco Wholesale Corporation (“Costco”). For the years ended April 30, 2024, and 2023, Costco accounted for approximately 19% and 39% of our total sales, respectively. Further, we do not have a long-term purchase contract with Costco. The loss of Costco as a customer may materially and adversely affect our revenues. Additionally, a reduction in purchase orders for some or all of our products from any particular customer may materially and adversely affect our revenues. For the year ended April 30, 2024, we experienced a decrease in sales from food import and distribution compared to the year ended April 30, 2023, primarily due to a 46% reduction in purchase orders from Costco, one of our largest customers, for White Rabbit ice cream.

Home Improvement

Loss of one or more of our manufacturers or our failure to timely identify and establish relationships with new co-manufacturers could harm our business and impede our growth.

We currently rely on three of our manufacturers to provide us with our product, and the loss of Hong Sheng (Vietnam) Industry Company Limited (“Hong Sheng”) would have a material impact on our business as Hong Sheng supplies approximately sixty percent (60%) of our home improvement products. We do not have manufacturing agreements with them and are based on purchase orders. Volumes produced under each of these purchase order can fluctuate significantly based on their production capacity, and other factors, none of which are under our direct control. Any of the manufacturers with whom we do not have a written contract could seek to alter or terminate its relationship with us at any time, leaving us with periods during which we have limited or no ability to manufacture our products. If we need to replace a manufacturer, there can be no assurance that additional capacity will be available when required on acceptable terms, or at all.

An interruption in, or the loss of operations at, one or more of our manufacturers’ facilities, which may be caused by work stoppages, labor shortages, strikes or other labor unrest, production disruptions, product quality issues, local economic and political conditions, restrictive governmental actions, border closures, disease outbreaks or pandemics (such as COVID-19), the outbreak of hostilities, acts of war, terrorism, fire, earthquakes, severe weather, flooding or other natural disasters at one or more of these facilities, could delay, postpone or reduce production of some of our products, which could have a material adverse effect on our business, results of operations and financial condition until such time as such interruption is resolved or an alternate source of production is secured.

We believe there are a limited number of competent, high-quality manufacturers in the industry that meet our strict quality and control standards, and as we seek to continue to obtain additional or alternative manufacturer arrangements in the future, there can be no assurance that we would be able to do so on satisfactory terms, in a timely manner, or at all. Additionally, as we expand our operations, we will need to further develop relationships with manufacturers overseas to meet sales demand, and there can be no assurance that we will be able to successfully do so. Therefore, the loss of one or more manufacturers, any disruption or delay at a manufacturer or any failure to identify and engage new manufacturers for our products could delay, postpone or reduce production of our products, which could have a material adverse effect on our business, results of operations and financial condition.

We may be harmed by negative publicity.

We operate in highly competitive industries, and there are other companies in the market that offer similar products. We derive most of our customers through word of mouth, and we rely on the positive feedback of our customers. Thus, customer satisfaction is critical to the success of our business, as this will also result in potential referrals from our existing customers. If we fail to meet our customers’ expectations, there may be negative feedback regarding our products and/or services, which may have an adverse impact on our business and reputation. In the event we are unable to maintain a high level of customer satisfaction, or any customer dissatisfaction is inadequately addressed, our business, financial condition, results of operations and prospects may also be adversely affected.

Our reputation may also be adversely affected by negative publicity in reports, publications such as major newspapers and forums, or any other negative publicity or rumors. There is no assurance that our Group will not experience negative publicity in the future or that such negative publicity will not have a material and adverse effect on our reputation or prospects. This may result in our inability to attract new customers or retain existing customers and may in turn adversely affect our business and results of operations.

We compete with numerous home improvement manufacturers in highly competitive markets. Competition can affect customer preferences, reduce demand for our products, negatively affect our product sales mix, leverage greater financial resources, or cause us to lower prices, any or all of which could adversely affect our financial condition, liquidity or results of operation.

Our markets are highly competitive. We compete for sales of home improvement products with many manufacturers and large-sized wholesale distributors of home improvement products such as cabinets, countertops and flooring as well as with manufacturers who also produce other these products. Some of our competitors have greater financial resources than we do. Competition can reduce demand for our products, negatively affect our product sales mix or cause us to lower prices. Our customers consider our products’ performance, content and styling, as well as customer service and price when deciding whether to purchase our products. Shifting consumer preference in our highly competitive markets whether for performance, product content, styling preferences, or our inability to develop and offer new competitive performance features, could have an adverse effect on our sales. Regulatory action or new product standards could also steer consumers away from our products.

In addition, excess industry capacity for certain products in several geographic markets could lead to industry consolidation and/or increased price competition. We are also subject to potential increased price competition from overseas competitors, which may have lower cost structures.

Our failure to compete effectively through the management of our product portfolio, by meeting consumer preferences and gaining market leadership could have a material adverse effect on our financial condition, liquidity or results of operations.

If we are unable to anticipate consumer preferences and successfully develop and introduce new, innovative and updated products, we may not be able to maintain or increase our net revenues and profitability.

Our success depends on our ability to identify and originate product trends as well as to anticipate and react to changing consumer demands in a timely manner. All of our products are subject to changing consumer preferences that cannot be predicted with certainty. New products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of home improvement products such as cabinets, countertops and flooring or away from these types of products altogether, and our future success depends in part on our ability to anticipate and respond to these changes. Failure to anticipate and respond in a timely manner to changing consumer preferences could lead to, among other things, lower sales and excess inventory levels, which could have a material adverse effect on our financial condition.

Potential disruptions in supplier payment terms and business operations could adversely affect our cash flow and business.

Our current home improvement business model relies significantly on favorable payment terms with our suppliers. Many of our suppliers provide us with low or no downpayment terms for delivery, and some even allow us to pay the balance due upon the sale of home improvement products. This arrangement supports our liquidity and operational flexibility. However, we could face substantial challenges if suppliers demand higher down payments or if we experience low product turnover.

Several factors could lead suppliers to change their payment terms, including:

●	Economic downturns affecting supplier liquidity;

●	Changes in supplier financial policies or ownership;

●	Increased costs of raw materials impacting supplier cash flow;

●	Supply chain disruptions or delays; and

●	Shifts in market dynamics or competitive pressures.

If suppliers demand higher down payments, we may need to use more of our cash reserves or seek additional financing. This could increase our operational costs and strain our liquidity. Additionally, lower product turnover could delay our ability to pay suppliers, damaging our relationships with them and potentially leading to supply shortages or increased costs.

Significant changes in payment terms or supply chain disruptions could impair our ability to maintain inventory levels, fulfill customer orders, and sustain business operations. This could result in decreased sales, reduced profitability, and harm to our market reputation. Any changes in these conditions could adversely affect our cash flow, business operations, financial condition, and results of operations.

Our business is subject to seasonal influences, and uncharacteristic or significant weather conditions, climate change, natural disasters, as well as other catastrophic events, could impact our operations.

Natural disasters, such as hurricanes, tropical storms, fires, floods, droughts or water scarcity, tornadoes, and earthquakes; unseasonable, unexpected or extreme weather conditions, whether as a result of climate change or otherwise; acts of terrorism or violence, including active shooter situations; public health concerns, such as pandemics and quarantines and related impacts; civil unrest; geopolitical or military conflicts or acts of war, as well as any related sanctions or other government or private responses; or similar disruptions and catastrophic events could have and have on occasion had an adverse effect on our operations or financial performance in a number of ways. These types of events can affect consumer spending and confidence and consumers’ disposable income, particularly with respect to home improvement projects. They can also adversely affect our work force and prevent employees from reaching our facilities. They can, temporarily or on a long-term basis, disrupt or disable operations of portions of our supply chain and distribution network, including causing reductions in the availability of inventory and disruption of utility services.

Furthermore, the long-term impacts of climate change, whether involving physical risks (such as extreme weather conditions) or transition risks (such as regulatory or technology changes) are expected to be widespread and unpredictable. These changes over time could affect, for example, the availability and cost of or demand for certain consumer products, commodities, and energy (including utilities), which in turn may impact our ability to procure certain goods or services for the operation of our business at the quantities and levels we consider optimal.

As a consequence of these or other catastrophic or uncharacteristic events, we may experience interruption to our operations, increased costs, changes in customer behavior or demand, or losses of property, equipment or inventory, which would adversely affect our revenue and profitability.

Uncertainty regarding the housing market, economic conditions, political and social climate, public health issues, and other factors beyond our control could adversely affect demand for our products and services, our costs of doing business, and our financial performance.

Our financial performance depends significantly on the stability of the housing and home improvement markets, as well as general economic conditions, including changes in gross domestic product. Adverse conditions in or uncertainty about these markets, the economy, or the political or social climate could adversely impact, and we believe in some cases has adversely impacted, our customers’ confidence or financial condition, causing them to decide against purchasing home improvement products and services, causing them to delay purchasing decisions, or impacting their ability to pay for products and services. Other factors beyond our control — including unemployment and foreclosure rates; interest rate fluctuations, including central banks’ actions to control inflation; inflation or deflation; fuel and other energy costs; raw material or other shortages; labor and healthcare costs; the availability of financing; the state of the credit markets, including mortgages, home equity loans and consumer credit; changes in tax rates and policy; weather and natural disasters (including the potential impacts of climate change); acts of terrorism or violence, including active shooter situations; public health issues, including pandemics and related impacts; geopolitical or military conflicts or acts of war, as well as any related sanctions or other government or private responses; and civil unrest, could further adversely affect demand for our products and services, our costs of doing business, and our financial performance. If we experience inflation or deflation at a level beyond our ability to respond effectively, we may not be able to adjust prices to sufficiently offset the effects without negatively impacting consumer demand or margins. For example, in an effort to address inflation, central banks may raise interest rates, which may adversely impact demand, including influencing in part the shifts in consumer purchasing from big-ticket, more discretionary purchases to smaller, less discretionary purchases.

Our costs of doing business could increase as a result of changes in, expanded enforcement of, or adoption of new federal, state, local or international laws and regulations.

We are subject to various U.S. federal, state and local laws and regulations, as well as international laws and regulations, that govern numerous aspects of our business. In recent years, a number of new laws and regulations have been adopted, there has been expanded enforcement of certain existing laws and regulations by federal, state and local agencies, and the interpretation of certain laws and regulations has become increasingly complex. These laws and regulations, and related interpretations and enforcement activity, may change as a result of a variety of factors, including political, economic or social events. Changes in, expanded enforcement of, or adoption of new federal, state, local or international laws and regulations governing minimum wage or living wage requirements; the classification of exempt and non-exempt employees; the distinction between employees and contractors; other wage, labor or workplace regulations; healthcare; data privacy and cybersecurity; the sale, marketing, sourcing, and pricing of some of our products; transportation, logistics and interstate delivery operations, international trade; supply chain transparency; the sourcing of raw materials, including timber and minerals, used in our products; taxes, including changes to corporate tax rates; restrictions on carbon dioxide and other greenhouse gas emissions; competition and antitrust requirements and enforcement; ESG programs, transparency and reporting, including U.S. federal or state or international regulations; energy costs and consumption; or hazardous waste disposal and other environmental matters could increase our costs of doing business or impact our sales, operations or profitability.

In addition, regulators, customers, investors, employees, and other stakeholders are increasingly focusing on cybersecurity, data privacy, and ESG matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses, heightened risks of litigation and enforcement actions, and increased management time and attention spent complying with or meeting such regulations and expectations. Initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized or face reputational or regulatory risks regarding the accuracy, adequacy or completeness of the disclosure.

The inflation or deflation of commodity and other prices could affect our prices, demand for our products, our sales and our profit margins.

Prices of certain commodity products, including lumber and other raw materials, are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, inflationary or deflationary pressures, labor costs, competition, market speculation, government regulations, tariffs and trade restrictions, natural disasters, geopolitical conflicts, and periodic delays in delivery. For example, conflicts in Europe and the Middle East and the related international responses have exacerbated inflationary pressures, including causing increases in commodity prices, fuel and other energy costs, and shipping costs. Rapid and significant changes in commodity and other prices, such as changes in lumber prices, and our ability to pass them on to our customers or manage them through other processes, may affect the demand for our products, our sales and our profit margins. If product cost inflation increases beyond our ability to control our related costs, we may not be able to adjust prices to sufficiently offset the effect of the various cost increases without negatively impacting consumer demand.

Our Indoor Home Improvement Business is Dependent on a Limited Number of Suppliers.

For the year ended April 30, 2024, two vendors accounted for 43% and 10% of our total purchases, primarily in the Indoor Home Improvement business. Although we believe that we can find other vendors to obtain our supplies, the loss of any one of these vendors could immediately and adversely affect our ability to provide products to our customers.

Risks Related to Our Common Stock and Preferred Stock

You may experience extreme stock price volatility, including any stock-run up, unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our common stock.

Our common stock may be subject to extreme volatility that is seemingly unrelated to the underlying performance of our business. In particular, our common stock may be subject to rapid and substantial price volatility, low volumes of trades and large spreads in bid and ask prices, given that we have relatively small public floats. Such volatility, including any stock-run up, may be unrelated to our actual or expected operating performance, financial condition or prospects.

Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock. As a result of this volatility, investors may experience losses on their investment in our common stock. Furthermore, the potential extreme volatility may confuse the public perception of the value of our stock, distort the market perception of our stock price, our company’s financial performance, public image, and negatively affect the long-term liquidity of our common stock, regardless of our actual or expected operating performance. If we encounter such volatility, including any rapid stock price increases and declines seemingly unrelated to our actual or expected operating performance and financial condition or prospects, it will likely make it difficult and confusing for prospective investors to assess the rapidly changing value of our common stock and understand the value thereof.

We do not intend to pay dividends for the foreseeable future.

We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.

If securities or industry analysts do not publish research or reports about our business, or if they publish a negative report regarding our shares of common stock, the price of our common stock and trading volume could decline.

The trading market for our common stock may depend in part on the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade us, the price of our common stock would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price of our common stock and the trading volume to decline.

The market price of our common stock may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above your purchase price.

The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	actual or anticipated fluctuations in our revenue and other operating results;

●	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

●	actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

●	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

●	lawsuits threatened or filed against us; and

●	other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

Our management has broad discretion to determine how to use the funds raised in our initial public offering and may use them in ways that may not enhance our results of operations or the price of our shares of common stock.

We anticipate that we will use the net proceeds from our IPO along with our existing cash and cash equivalents, to fund enhancements to our current supply chain management as well as the development of additional functionalities of our business expansion, expansion of sales and distribution channels in order to reach a broader customer base, talent development and retention, as well as for working capital and other general corporate purposes. Our management will have significant discretion as to the use of the net proceeds to us from our IPO and could spend the proceeds in ways that do not improve our results of operations or enhance the market price of our shares of common stock.

As a “controlled company” within the meaning of the Nasdaq Marketplace Rule 5615(c), we have chosen to exempt our Company from certain corporate governance requirements that could have an adverse effect on our public stockholders.

Our chairperson, chief executive officer, and President, Ms. Yin Yan, controls approximately 93.93% of the aggregate voting power of our outstanding voting securities, assuming no exercise of the over-allotment option (or 93.74% assuming full exercise of the over-allotment option), and we will be deemed a “controlled company” within the meaning of the listing rules of the Nasdaq Capital Market. A “controlled company” may elect to rely on certain exemptions from corporate governance rules, including an exemption from the rule that a majority of our board of directors must be independent directors. These independence standards are intended to ensure that directors who meet those standards are free of any conflicting interest that could influence their actions as directors. We intend to rely on the “controlled company” exemptions under the Nasdaq Marketplace Rule 5615(c), and our nominating and corporate governance and compensation committees will not consist entirely of independent directors. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq Marketplace Rules.

Our status as a controlled company could cause our shares of common stock to be less attractive to certain investors or otherwise harm our trading price. As a result, you would not have the same protection afforded to stockholders of companies that are subject to these corporate governance requirements.

Anti-takeover provisions in our charter documents and Nevada law, along with our status as a “controlled company,” could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.

We are a Nevada corporation and the anti-takeover provisions of the Nevada Revised Statutes may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. An interested stockholder is a person who, together with the affiliates and associates, beneficially owns (or within the prior two years, did beneficially own) ten percent or more of the Company’s capital stock entitled to vote.

In addition, our Amended and Restated Articles of Incorporation (“Articles of Incorporation”) and Second Amended and Restated Bylaws (“Bylaws”) may discourage, delay, or prevent a change in our management or control over us that stockholders may consider favorable. Our Articles of Incorporation and our Bylaws (i) authorize the issuance of “blank check” preferred stock that could be issued by our Board to thwart a takeover attempt; (ii) provide that vacancies on our Board, including newly created directorships, may be filled by a majority vote of directors then in office, and (iii) provide that the Board shall have the power to amend, modify or repeal the Bylaws.

Further, we are a “controlled company” as defined in the Nasdaq Marketplace Rule 5615(c) because more than 50% of the combined voting power of all of our outstanding common stock is beneficially owned by Ms. Yin Yan. Our status as a controlled company may have an anti-takeover effect of delaying, deferring or preventing a change in control of the Company.

We have 135,000 shares of Series A Super Voting Preferred Stock with super voting rights.

Our capital stock as of the date hereof consists of common stock and Series A Super Voting Preferred Stock. All 135,000 shares of Series A Super Voting Preferred Stock have been issued to Ms. Yin Yan, our chairperson, chief executive officer, and President. Each share of common stock is entitled to one (1) vote and each share of Series A Super Voting Preferred Stock is entitled to one thousand (1,000) votes on any matter on which action of the stockholders of the corporation is sought. Approximately 94.56% of Ms. Yin Yan’s voting power stems from her holdings of the Series A Super Voting Preferred Stock. The Series A Super Voting Preferred Stock will vote together with the common stock.

Our Articles of Incorporation does not provide for any sunset provisions that limit the lifespan of our Series A Super Voting Preferred Stock, including in the case of the death of a Series A Super Voting Preferred Stock shareholder or intra-family transfers of shares of Series A Super Voting Preferred Stock. The holders of Series A Super Voting Preferred Stock shall not be entitled to receive dividends of any kind or be entitled to any liquidation preference. The Series A Super Voting Preferred Stock shall not be subject to conversion into common stock or other equity authorized to be issued by the Company. The Series A Super Voting Preferred Stock is redeemable at the election of the holder at a redemption price of $0.001 per share. See “Description of Capital Stock” for additional information regarding our Series A Super Voting Preferred Stock.

In addition to the dilutive effect on the voting power and value of our common stock, the foregoing structure of our capital stock may render our common stock ineligible for inclusion in certain securities market indices, and thus adversely affect the price and liquidity of, and public sentiment regarding, our common stock or other securities.

The existence of, and voting rights associated with, our Series A Super Voting Preferred Stock, either alone or in conjunction with certain of the other provisions of our Articles of Incorporation, such as the requirement to have a staggered board, could also have the effect of delaying, deterring or preventing a change in our control or make the removal of our management more difficult.

We cannot predict the impact our multi-class share structure may have on the stock price of our common stock.

We cannot predict whether our multi-class structure will result in a lower or more volatile market price of our common stock or in adverse publicity or other adverse consequences. For example, certain index providers have policies that restrict or prohibit the inclusion of companies with multiple-class share structures in certain of their indices, including the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Beginning in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices. However, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under the announced policies, our multi-class capital structure will make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices will not be investing in our stock. These policies may depress the valuations of publicly traded companies that are excluded from the indices compared to those of other similar companies that are included. Because of our multi-class structure, we will likely be excluded from certain of these indices and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds and could make shares of our common stock less attractive to other investors. As a result, the market price of shares of our common stock could be adversely affected.

We are an emerging growth company and a smaller reporting company, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) having the option of delaying the adoption of certain new or revised financial accounting standards, (iii) reduced disclosure obligations regarding executive compensation in our registration statement and our periodic reports and proxy statements and (iv) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until such time that we are no longer an emerging growth company. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock. Further, pursuant to Section 107 of the JOBS Act, we have elected to take advantage of the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our operating results and financial statements may not be comparable to the operating results and financial statements of other companies who have adopted the new or revised accounting standards.

We will remain an emerging growth company until the earliest of (i) April 30, 2030, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates was $700.0 million or more as of the last business day of the second fiscal quarter of such year or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is $250 million or more measured on the last business day of our second fiscal quarter, or our annual revenues are less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is $700 million or more measured on the last business day of our second fiscal quarter.

It is possible that some investors will find our common stock less attractive as a result of the foregoing, which may result in a less active trading market for our common stock and higher volatility in our stock price.

If we fail to implement and maintain an effective system of internal controls or fail to remediate the material weaknesses in our internal control over financial reporting that have been identified, we may fail to meet our reporting obligations or be unable to accurately report our results of operations or prevent fraud, and investor confidence and the market price of our common stock may be materially and adversely affected.

Prior to our IPO, we were a private company with limited accounting personnel and other resources with which to address our internal controls and procedures. Our management has not completed an assessment of the effectiveness of our internal controls over financial reporting, and our independent registered public accounting firm has not conducted an audit of our internal control over financial reporting. In the course of auditing our consolidated financial statements for the years ended April 30, 2024 and 2023, we identified several material weaknesses in our internal control over financial reporting and other control deficiencies as of April 30, 2024. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified to date relate to (i) a lack of accounting staff and resources with appropriate knowledge of generally accepted accounting principles in the United States (“U.S. GAAP”) and SEC reporting and compliance requirements; (ii) a lack of sufficient documented financial closing policies and procedures and (iii) a lack of an effective review process by the accounting manager which may lead to material audit adjustments to the financial statements.

Following the identification of the material weaknesses and control deficiencies, we plan to take remedial measures including (i) hiring more qualified accounting personnel with relevant U.S. GAAP and SEC reporting experience and qualifications to strengthen the financial reporting function and to set up a financial and system control framework; (ii) implementing regular and continuous U.S. GAAP accounting and financial reporting training programs for our accounting and financial reporting personnel; (iii) setting up an internal audit function as well as engaging an external consulting firm to assist us with the assessment of Sarbanes-Oxley compliance requirements and improvement of overall internal control; and (iv) appointing independent directors and strengthening corporate governance.

However, the implementation of these measures may not fully address the material weaknesses in our internal control over financial reporting. Our failure to correct the material weaknesses or our failure to discover and address any other material weaknesses or control deficiencies could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. As a result, our business, financial condition, results of operations, and prospects, as well as the trading price of our Common stock, may be materially and adversely affected. Moreover, ineffective internal control over financial reporting significantly hinders our ability to prevent fraud.

We are a public company in the United States subject to the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act of 2002 will require that we include a report of management on our internal control over financial reporting in our annual report on Form 10-K beginning with our annual report for the fiscal year ending April 30, 2025. However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer a smaller reporting company. Our management may conclude that our internal control over financial reporting is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm, after conducting its own independent testing, may issue a report that is qualified, if it is not satisfied with our internal controls or the level at which our controls are documented, designed, operated, or reviewed, or if it interprets the relevant requirements differently from us. In addition, after we become a public company, our reporting obligations may place a significant strain on our management, operational, and financial resources and systems for the foreseeable future. We may be unable to complete our evaluation testing and any required remediation in a timely manner.

Our management and principal stockholders own a significant percentage of our stock and will be able to exert control over matters subject to stockholder approval.

Our chairperson, chief executive officer, and President, Ms. Yin Yan, controls approximately 93.93% of the aggregate voting power of our outstanding voting securities, assuming no exercise of the over-allotment option (or 93.74% assuming full exercise of the over-allotment option).

Approximately 94.56% of Ms. Yin Yan’s voting power stems from her holdings of the Series A Super Voting Preferred Stock. To the extent that Ms. Yan continues to own a significant percentage of the voting power of our common stock, Ms. Yan will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors, amendments of our organizational documents and approval of any merger, sale of substantially all our assets or other significant corporate transactions. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you or other stockholders may feel are in your or their best interest as one of our stockholders.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our Articles of Incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

We are subject to the periodic reporting requirements of Section 15(d) and 12(b) of the Exchange Act that require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

We are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in, and the complexity of our reports cannot be determined at this time and will affect the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.

The costs of maintaining public company reporting requirements could be significant and may preclude us from seeking financing or equity investment on terms acceptable to us and our stockholders. We estimate these costs to be in excess of $500,000 per year and may be higher if our business volume or business activity increases significantly. If our revenues are insufficient or non-existent, or we cannot satisfy many of these costs through the issuance of shares or debt, we may be unable to satisfy these costs in the normal course of business.

However, for as long as we remain a smaller reporting company, as defined in Item 10(f)(1) of Regulation S-K, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, reduced financial statement disclosure in registration statements, which must include two years of audited financial statements, reduced financial statement disclosure in annual reports on Form 10-K, and exemptions from the auditor attestation of management’s assessment of internal control over financial reporting. We may take advantage of these reporting exemptions until we are no longer a smaller reporting company.

If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws. Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Our integration involves regular, systematic reviews and assessments conducted alongside other operational risks inspections. The findings from these reviews are communicated across relevant departments timely to inform decision-making. We have not engaged outside assessors, consultants, auditors or third parties in connection with such processes. We have processes to oversee and identify such risks from cybersecurity threats associated with our use of any third-party provider. Such processes include conducting due diligence assessments for all vendors, regularly reviewing vendor security practices, and including cybersecurity performance metrics in our vendor contracts to ensure that they comply with our security requirements.

Cybersecurity Risks and Impact

MWYN Inc. has not experienced any cybersecurity incidents to date that have materially affected its business strategy, results of operations, or financial condition. The Company recognizes that cybersecurity threats, including attempts to gain unauthorized access to systems, data breaches, and other malicious activities, continue to evolve in complexity and frequency across industry. While no material impacts have occurred thus far, the Company acknowledges that future incidents may reasonably be expected to materially affect its operations if not effectively prevented or mitigated. MWYN stores its sensitive and operational data on secured internal servers protected by firewall and access control protocols designed to prevent unauthorized access and ensure data integrity.

Cybersecurity Governance

Board Oversight

The Board of Directors maintains oversight of the Company’s cybersecurity risk management practices. MWYN has engaged an external information technology specialist to monitor and assess the Company’s cybersecurity posture. This external service provider is responsible for identifying potential threats, conducting regular system reviews, and reporting material cybersecurity risks or incidents directly to the Board. The Board is informed of relevant cybersecurity developments on an as-needed basis and plays a role in reviewing and approving significant changes to the Company’s cybersecurity strategies.

Management’s Role in Cybersecurity Risk Management

The Company's management team is actively involved in overseeing cybersecurity risk in coordination with the external IT specialist. While day-to-day technical operations are managed externally, internal leadership maintains responsibility for the overall risk management framework, including resource allocation, incident response planning, and strategic integration of cybersecurity within broader business operations. Management evaluates the cybersecurity program’s effectiveness periodically and ensures alignment with business continuity and operational risk mitigation objectives.

Roles and Expertise

Cybersecurity responsibilities are primarily assigned to the Company’s external IT specialist, who brings extensive experience in network security, infrastructure protection, and cybersecurity threat mitigation. The service provider has demonstrated expertise in firewall management, intrusion detection, and incident response protocols. Internally, the Company’s senior leadership team collaborates with the external provider and is responsible for ensuring that cybersecurity risks are effectively integrated into enterprise risk management practices. Although MWYN does not currently employ dedicated internal cybersecurity personnel, it leverages external expertise to support its cybersecurity operations.

Cybersecurity Monitoring and Reporting Processes

MWYN’s cybersecurity program includes continuous monitoring of its internal IT infrastructure, including its secured servers and firewall systems. The external IT specialist conducts regular system checks, vulnerability assessments, and real-time threat monitoring to detect and respond to potential cybersecurity incidents. In the event of an identified risk or security event, the specialist reports directly to management and, where appropriate, escalates the matter to the Board of Directors. Preventive controls, incident response procedures, and remediation protocols are reviewed and updated periodically to ensure continued protection of the Company’s digital assets.

Item 2. Properties

Our current headquarters are located in Irvine, California, where we lease 2,550 square feet of office space pursuant to a lease that expires in 2026. Our headquarters contain operations, general and administrative functions. We believe that our facilities are adequate to meet our current needs.

Details of our facilities are set out below:

Facility	Address	Space (square feet)	Expiration Date
Headquarter and principal executive offices	12 Chrysler, Suite C, Irvine, CA 92618	2,550	April 30, 2026
Cabinet store	3785 Stevens Creek Blvd., Santa Clara, CA 95050	7,056	January 31, 2028
Cabinet store and warehouse	33261-33297 Central Avenue, Union City, CA 94587	55,000	September 30, 2028

Item 3. Legal Proceedings

We are not party to any material legal proceedings. We have in the past, and from time to time may be in the future, involved in legal proceedings or subject to claims incident to the ordinary course of business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock commenced trading on the Nasdaq Capital Market on March 13, 2025, under the symbol “MWYN.”

Holders

As of the date of this Report, there were 17,054,004 shares of common stock and 135,000 shares of Series A Super Voting Preferred Stock issued and outstanding. According to the Company’s transfer agent, the Company had approximately registered 8 stockholders of record as of August 7, 2025. Because brokers and other institutions and nominees hold many of the Company’s shares of Common Stock on behalf of beneficial owners, the Company is unable to estimate the total number of beneficial owners represented by those nominees.

Dividends

We have never declared or paid any cash or other dividends or distributions on our common stock. We currently intend to retain earnings, if any, to finance the growth and development of our business. We do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments, provisions of applicable law and other factors the board deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Report on Form 10-K.

Recent Sales of Unregistered Securities

On September 9, 2024, we effected (i) a 1.55-for-1 forward stock split of our common stock, and (ii) a 4.5-for-1 forward stock split of our Series A Super-Voting Preferred Stock. All shares and per share information throughout this report has been retroactively adjusted to reflect the forward stock split.

Set forth below is information regarding shares of capital stock issued by us within the past three years. Also included is the consideration received by us for such shares and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

(a)	Issuance of common stock

Marwynn Holdings, Inc. was incorporated on February 28, 2024. On April 29, 2024, Yin Yan (our chairperson, chief executive officer and president, and spouse of Fulai Wang), Fubao Wang, Xiangjing Wu, Gang Wu, Dan Yu, and Qiang Zhang, as the stockholders of FuAn, entered into a share exchange agreement with Marwynn to transfer all of their ownership in FuAn for 7,399,080 shares of common stock of Marwynn (“FuAn Transaction”). On April 25, 2024, Hong Le Liang, Sen Zhong (spouse of Zhifen Zhou, our chief financial officer, secretary and director) and Fu Lai Wang (spouse of Yin Yan, our chairperson, chief executive officer and president), as the stockholders of Grand Forest, entered into a share exchange agreement with Marwynn to transfer all of their ownership in Grand Forest for 4,976,244 shares of common stock of Marwynn (“Grand Forest Transaction”). On April 25, 2024, Hong Le Liang and Jiechun Wu, as the stockholders of KZS, entered into a share exchange agreement with Marwynn to transfer all of their ownership in KZS for 2,132,676 shares of common stock of Marwynn (“KZS Transaction”). On April 30, 2024, the FuAn Transaction, Grand Forest Transaction and KZS Transaction closed, and Marwynn issued a total of 14,508,004 shares of its common stock to the stockholders of FuAn, Grand Forest and KZS. As a result of the share exchanges, all the stockholders of FuAn, Grand Forest and KZS became the stockholders of Marwynn and Marwynn became the parent of FuAn, Grand Forest and KZS.

On April 24, 2024, the Company entered a Subscription Agreement with two accredited investors, and, pursuant to the subscription agreements, on April 30, 2024, the Company issued 496,000 shares of common stock of Marwynn at $1.6129 per share to the investors for an aggregate proceeds of $800,000.

(b)	Issuance of Series A Super Voting Preferred Stock

In connection with the incorporation, on April 25, 2024, Marwynn issued a total of 135,000 shares of Series A Super Voting Preferred Stock to our chairperson, chief executive officer and president, Ms. Yin Yan. The transaction was not registered under the Securities Act in reliance on an exemption from registration set forth in Section 4(a)(2) and/or Regulation D.

No underwriters were involved in the foregoing issuances of securities. The securities described in sections (a) and (b) of Item 15 were issued to investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. The recipients of securities in the transactions described above represented that they were accredited investors and were acquiring the securities for their own account for investment purposes only, and not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment and could hold the securities for an indefinite period of time and appropriate legends were affixed to the instruments representing such securities issued in such transactions.

(c)	Stock Option Grants, Option Exercises, Warrant Grants and Warrant Exercises

On July 24, 2024, Marwynn granted options under its 2024 Plan to its independent directors to purchase up to 93,000 shares of common stock. These options all contain vesting conditions and are exercisable at a purchase price of $1.6129 per share.

No underwriters were involved in the foregoing issuances of securities. The issuances of restricted stock described in this paragraph (c) of Item 15 were issued pursuant to written compensatory plans or arrangements with our employees, directors, consultants and advisors, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, or pursuant to Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

Use of Proceeds from Our Initial Public Offering

On March 14, 2025, we consummated our IPO of 2,000,000 shares of our common stock at an offering price of $4.00 per share, for gross proceeds of $8,000,000. On April 4, 2025, we closed on the partial exercise of the over-allotment option by American Trust Investment Services, Inc., as the representative of the underwriters (the “Representative”) to purchase an additional 50,000 additional shares our common stock at the IPO price of $4.00 per share, for additional gross proceeds of $200,000. All of the shares of common stock issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File No: 333-284245), which was declared effective by the SEC on March 11, 2025 (the “Registration Statement”). We paid the Representative an aggregate of approximately $656,000 in underwriting discounts and commissions, and incurred offering expenses of approximately $1,000,000. No payments for such expenses were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities, or to our affiliates.

There has been no material change in our planned use of proceeds from our IPO as described in the final prospectus filed with the SEC on March 12, 2025 pursuant to Rule 424(b). As described in such final prospectus, we have used IPO proceeds to develop our supply chain management and additional functionalities of our system and expand sales and distribution channels in order to reach a broader customer base.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Report on Form 10-K. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions, or projections, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of the Annual Report . Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Business Overview and Recent Development

Marwynn Holdings, Inc. (“Marwynn” or the “Company”) was incorporated in the state of Nevada on February 27, 2024. The Company is a holding company with no material operations of its own, Marwynn conducts substantially all its operations through its wholly-owned subsidiaries FuAn Enterprise, Inc (“FuAn”) and Grand Forest Cabinetry Inc (“Grand Forest”).

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

If tariffs escalate or global inflationary trends persist, our customers may face greater economic strain, which could in turn affect demand for our products. We remain focused on maintaining operational flexibility and adapting our supply chain to navigate these uncertainties and support long-term business performance. See “Risk Factors” under Part II, Item 1A of this report for more information.

Key Factors that Affect Our Results of Operations

Operating cost increase after initial public offering

As a result of our initial public offering, we are subject to increased operating costs related to our listing on The Nasdaq Capital Market and we are subject to increased costs related to our compliance with Securities Act and Exchange Act periodic reporting annual audit expenses, the legal service expenses, and related consulting services expenses.

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

Competition for sale of food and beverage varies and includes market demand, supplier relationships, logistics and distribution, regulatory compliance and expanding into new markets. Satisfying diverse consumer preferences and staying ahead of trends are imperative.

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

International Trade Policies

Current uncertainties about increases in tariffs of imported products from countries may have an adverse effect on our operations. In April 2025, the U.S. government increased import tariffs across a wide range of countries at various rates, including on product imports from almost all countries and individualized higher tariffs on certain countries. Based on the tariffs enacted and currently in effect, we anticipate incurring incremental tariff costs, additional costs that we may incur on products shipped to our customers, and costs as a result of pauses on certain of our product imports, in particular products from China. We expect to offset the impact of the enacted tariffs on our revenues with supply chain adjustments, sources of supply or manufacturing locations, and additional cost savings actions. We are actively working with our other customers to introduce new products that are less sensitive to the tariff tensions between the U.S. and China. However, if other additional tariffs are adopted, we would incur additional tariff costs that could be material. We are actively evaluating the potential impacts of these proposed tariffs, as well as our ability to mitigate their related impacts, this may affect our revenue and cost of revenues.

Year Ended April 30, 2025 compared to Year Ended April 30, 2024

Revenues

We derive our revenues from (i) sale of food and beverage, (ii) sale of indoor home improvement products, and (iii) consulting services. The following table presents our revenue by product and service types and as percentage of our total revenues for the periods presented.

	For the years ended April 30,
	2025		2024		Variance
	USD	Percent	USD	Percent	Amount	Percent
Sale of Food and Beverage	$624,846	5.63%	$3,107,583	26.07%	$(2,482,737)	(79.89)%
Sale of Indoor Home Improvement Products	10,301,027	92.76%	8,627,987	72.38%	1,673,040	19.39%
Consulting Services	179,487	1.61%	185,000	1.55%	(5,513)	(2.98)%
Total revenues	$11,105,360	100%	$11,920,570	100.00%	$(815,210)	(6.84)%

Sales of food and beverage

Sales of food and beverage accounted for 5.63% and 26.07% of total sales for the years ended April 30, 2025 and 2024, respectively. Sales of food and beverage decreased by $2,482,737 or 79.89% from $3,107,583 for the year ended April 30, 2024 to $624,846 for the year ended April 30,2025. The decrease in our sales was primarily due to significantly reduced purchase orders from Costco, one of our largest customers, particularly in demand for White Rabbit ice cream. We are actively seeking new retailers and working with them to introduce new products that are less sensitive to the tariff tensions between the U.S. and China. We are also working with Costco on bringing more new products to their stores.

Sales of indoor home improvement products

Sales of indoor home improvement products accounted for 92.76% and 72.38% of total sales for the years ended April 30, 2025 and 2024, respectively. Sales of indoor home improvement products increased by $1,673,040, or 19.39% from $8,627,987 for the year ended April 30, 2024 to $10,301,027 for the year ended April 30, 2025. The increase in our sales was mainly due to the addition of new products and increased sales orders for cabinets as a result of our efforts to expand our wholesale business. For the year ended April 30, 2025, we had total sales orders of approximately 6,420 pieces, an increase of 1,712 sales orders or 36.36%, compared with 4,708 sales orders in the year ended April 30, 2024.

Consulting services

Sales from consulting services accounted for 1.61% and 1.55% of total revenues for the years ended April 30, 2025 and 2024, respectively. Revenue from consulting services decreased by $5,513, or 2.98% from $185,000 for the year ended April 30, 2024 to $179,487 for the year ended April 30, 2025. We started our consulting services business in March 2024 through providing supply chain and brand management services proposals and solutions to customers to help them optimize their inventory management and product distribution strategy, to reduce delivery times, shipping costs and diversify distribution channels.

Costs of Revenues

We derive our costs from (i) sale of food and beverage, (ii) sale of indoor home improvement products, and (iii) consulting services. The following table presents our costs of revenues as percentage of its corresponding revenue for the periods presented.

	For the years ended April 30,
	2025		2024		Variance
	USD	Percent	USD	Percent	Amount	Percent
Sale of Food and Beverage	$332,941	53.28%	$1,637,583	52.70%	$(1,304,642)	(79.67)%
Sale of Indoor Home Improvement Products	5,973,905	57.99%	4,849,898	56.21%	1,124,007	23.18%
Consulting Services	95,637	53.28%	97,488	52.70%	(1,851)	(1.90)%
Total cost of revenues	$6,402,483	57.65%	$6,584,969	55.24%	$(182,486)	(2.77)%

Cost of revenues from sale of food and beverage decreased by $1,304,642, or 79.67% from $1,637,583 for the year ended April 30, 2024, to $332,941 for the year ended April 30, 2025. Our cost of revenues from sale of food and beverage primarily includes inventory costs, storage and freight costs. The decrease in our cost of revenues for sale of food and beverage was mainly due to decreased sales volume resulting from decreased purchase orders from Costco, we did not have any orders from Costco for the year ended April 30, 2025 while we had 43 orders from Costco for the year ended April 30, 2024. We also had reduced storage fees and freight costs. The average purchase price for White Rabbit ice cream was $18.00 per case for the year ended April 30, 2024.

Cost of revenues for sale of indoor home improvement products increased by $1,124,007, or 23.18%, from $4,849,898 for the year ended April 30, 2024, to $5,973,905 for the year ended April 30, 2025. Our cost of revenues from sale of indoor home improvement products primarily includes inventory costs, storage, freight costs, damaged product disposals and packaging. The increase in our cost of sales for sale of indoor home improvement products was mainly due to the increase in our sales despite having decreased inventory purchase price and freight costs. Average purchase price for cabinets was $100 — $110 each for the year ended April 30, 2025 compared with $100 — $110 each for the year ended April 30, 2024. Average purchase price for flooring was $32 per box for the year ended April 30, 2025 compared with $32 per box for the year ended April 30, 2024. Average purchase price for marble and quartz was approximately $20 less per piece in the year ended April 30, 2025 compared with April 30, 2024.

Cost of revenues associated with our consulting services was immaterial and primarily consisted of labor costs.

Results of Operations

Comparison of the year ended April 30, 2025 and 2024

The following table summarizes our consolidated results of operations and as percentage of our total revenues for the period presented.

	For the year ended April 30,
	2025	% of Revenues	2024	% of Revenues	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenue, net	$11,105,360	100.00%	$11,920,570	100.00%	$(815,210)	(6.84)%
Cost of revenue	(6,402,483)	(57.65)%	(6,584,969)	(55.24)%	(182,486)	(2.77)%
Gross profit	4,702,877	42.35%	5,335,601	44.76%	(632,724)	(11.86)%
Selling expenses	(1,858,167)	(16.73)%	(737,121)	(6.18)%	1,121,046	152.08%
General and administrative expenses	(7,210,243)	(64.93)%	(3,207,995)	(26.91)%	4,002,248	124.76%
Total operating expenses	(9,068,410)	(81.66)%	(3,945,116)	(33.10)%	5,123,294	129.86%
Income (loss) from operations	(4,365,533)	(39.31)%	1,390,485	11.66%	(5,756,018)	(413.96)%
Total other expenses, net	(35,874)	(0.32)%	(28,675)	(0.24)%	7,199	25.11%
Income (loss) before income tax provision	(4,401,407)	(39.63)%	1,361,810	11.42%	(5,763,217)	(423.20)%
Income tax provision (benefit)	2,930	0.03%	(363,735)	(3.05)%	(366,665)	(100.81)%
Net income (loss)	$(4,398,477)	(39.61)%	$998,075	8.37%	$(5,396,552)	(540.70)%

Revenues

Sales for the years ended April 30, 2025 and 2024 were $11,105,360 and $11,920,570, respectively, a decrease of $815,210 or 6.84%. The decrease of sales in 2025 was primarily attributed to decreased sale of food imports and distribution by $2,482,737 and decreased consulting services by $5,513, which was partly offset by increased indoor home improvement products by $1,673,040.

We imported and distributed new products with total revenue of $624,846 during the year ended April 30, 2025. We are working with a few large food distributers and vendors in Asia to bring more authentic premium Asia foods to the U.S.

We sold 38,567 cabinets with average selling price of $149.30 each during the year ended April 30, 2025 compared with 30,828 cabinets with average selling price of $171.28 each during the year ended April 30, 2024. We sold 5,516 boxes of flooring with average selling price of $44.69 per box during the year ended April 30, 2025 compared with 5,730 boxes of flooring with average selling price of $47.97 per box during the year ended April 30, 2024. We sold 9,325 pieces of engineered marble or quartz with average selling price of $187.87 per piece during the year ended April 30, 2025 compared with 5,782 pieces of quartz with average selling price of $229.57 per piece during the year ended April 30, 2024. Our average selling price decreased significantly during the year ended April 30, 2025, which was a result of our strategic change of our operations by focusing to develop wholesale customers starting from fiscal year 2024. Selling price to wholesale customers was significantly lower than the selling price to retail customers but the sales quantity for each order was usually larger.

Cost of revenues

The following table presents our costs of revenues by products and services provided as percentage of total cost of revenues for the periods presented.

	For the year ended April 30,
	2025		2024		Variance
	USD	Percent	USD	Percent	Amount	Percent
Sale of Food and Beverage	$332,941	5.20%	$1,637,583	24.87%	$(1,304,642)	(79.67)%
Sale of Indoor Home Improvement Products	5,973,905	93.31%	4,849,898	73.65%	1,124,007	23.18%
Consulting Services	95,637	1.49%	97,488	1.48%	(1,851)	(1.90)%
Total cost of revenues	$6,402,483	100.00%	$6,584,969	100.00%	$(182,486)	(2.77)%

Cost of revenues for the year ended April 30, 2025, and 2024 was $6,402,483 and $6,584,969, respectively, a decrease of $182,486 or 2.77%. The decrease in cost of revenues in 2025 was primarily attributed to decreased cost from sale of food and beverage by $1,304,642, or 79.67%, which was partly offset by increased cost from indoor home improvement products by $1,124,007 or 23.18%. Cost of revenues for sale of food and beverage as a percentage of total revenues was 3.00% and 13.74%, respectively, for the years ended April 30, 2025 and 2024. Cost of revenues for indoor home improvement products as a percentage of total revenues was 53.79% and 40.69%, respectively, for the years ended April 30, 2025 and 2024. Cost of revenues for consulting services as a percentage of total revenues was 0.86% and 0.82%, respectively, for the years ended April 30, 2025 and 2024.

Gross profit and gross margin

The following table presents our gross profit and gross margin by products and services provided as percentage of total revenues for the periods presented.

	For the years ended April 30,
	2025		2024
	Gross profit	Profit Margin to Total Revenues	Gross profit	Profit Margin to Total Revenues
Sale of food and beverage	$291,905	2.63%	$1,470,000	12.33%
Sale of indoor home improvement products	4,327,122	38.96%	3,778,089	31.69%
Consulting services	83,850	0.76%	87,512	0.73%
Gross profit and gross margin	$4,702,877	42.35%	$5,335,601	44.76%

The following table presents our gross margin by products and services provided as a percentage of its corresponding categories.

	For the years ended April 30,
	2025	2024
Sale of food and beverage	46.72%	47.30%
Sale of indoor home improvement products	42.01%	43.79%
Consulting services	46.72%	47.30%

The gross profit for the years ended April 30, 2025 and 2024 was $4,702,877 and $5,335,601, respectively, a decrease of $632,724 or 11.86%. The blended gross profit margin was 42.35% for 2025 compared with 44.76% for 2024. Gross profit for sale of food and beverage decreased by 80.14% in 2025 due to decreased sales to Costco. Gross profit for sale of indoor home improvement products increased by 14.53% in 2025 due to our expansion of wholesale business, for which we offered more discounts to our wholesale customers. Gross profit for consulting services decreased by 4.18% in 2025.

Selling expenses

Our selling expenses were 1,858,167 for the year ended April 30, 2025, as compared to $737,121 for the year ended April 30, 2024, representing an increase of $1,121,046, or 152.08%. The increase in the selling expenses was mainly due to 1) increased advertising and marketing expenses by $1,228,441 or 2,455.65%, in order to attract new customers, increase our market share and improve operation efficiency, we entered a few consulting agreements for business development, market expansion, supply chain management, and strategic financial plan and support advisory services, and 2) increased payroll expenses by $143,682 or 36.83% due to increased employees; which was partly offset by 1) decreased shipping expenses by $33,479 or 90.92% as compared to the same period in 2024 resulting from significantly decreased sales to Costco, and 2) decreased sales commission expenses by $224,488 or 99.52%. Selling expenses accounted for 16.73% and 6.18% of our total revenues for the years ended April 30, 2025 and 2024, respectively.

General and administrative expenses

Our general and administrative expenses were $7,210,243 for the year ended April 30, 2025, as compared to $3,207,995 for the year ended April 30, 2024, reflecting an increase of $4,002,248 or 124.76%. The increase in general and administrative expenses included increased payroll expense, professional fee, rent expenses, depreciation and amortization, travel expense, bad debt expense, insurance expense and meal and entertainment expenses, which was partly offset by decreased products testing fee.

The payroll expense increased by $472,597 or 46.01% as compared to the same period in 2024, the increase was mainly from increased number of employees and increased hourly rate, which was adjusted to respond to the general inflation in US. Professional fee increased by $2,593,653 or 2,151.18% as compared to the same period in 2024, resulting from audit, accounting and consulting related costs. Rent expense increased by $175,128 or 12.94% as compared to the same period in 2024, which was mainly due to the initiation of the Company’s new office and warehouse lease in 2024. Travel expenses increased by $47,983, or 81.10%, compared to the same period in 2024, primarily due to increased travel activities for business development. Insurance expenses increased by $11,647, or 20.42% as compared to the same period in 2024, which was mainly due to the increased director and officer insurance expenses. Meal and entertainment expenses increased by $26,498 or 75.85% as compared to the same period of 2024 for establishing and enhancing customer relations. Depreciation and amortization expenses increased by $52,943 or 37.00%, as compared to the same period of 2024, which was mainly due to the purchase of fixed asset and acquisition of intangible assets. Bad debt expenses increased by $569,637 or 1,53400% as compared to the same period of 2024. The increase in general and administrative expenses was partly offset by decreased products testing fee by $41,175 or 100.00% as compared to the same period of last year.

General and administrative expenses accounted for 64.93% and 26.91% of our total revenues for the years ended April 30, 2025 and 2024, respectively.

Other income (expense), net

Other expenses was $35,874 for the year ended April 30, 2025, compared to other expenses of $28,675 for the year ended April 30, 2024. For the year ended April 30, 2025, other expenses mainly consisted of interest expense of $33,196, and other expenses of $5,562, which was partly offset with other income of $2,884. For the year ended April 30, 2024, other expenses mainly consisted of interest expense of $27,835, other expense of $1,581, which was partly offset by other income $741.

Income tax provision

Income tax benefit were $2,930 for the year ended April 30, 2025, representing a decrease of $366,665 or 100.81% from $363,735 income tax expense for the year ended April 30, 2024, due to decreased taxable income of Grand Forest. Marwynn, FuAn and Grand Forest file separate income tax returns.

Net income (loss)

As a result of the above, we had a net loss of $4,398,477 for the year ended April 30, 2025, compared to net income $998,075 for the year ended April 30, 2024, a decrease of net income of $5,396,552 or 540.70%, which was mainly resulting from decreased revenue and increased audit, accounting and consulting fee, rent expense and payroll costs.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. We have funded our working capital, operations and other capital requirements in the past primarily by equity financing, borrowing from related parties, cash flow from operations, and bank loans.

In assessing our liquidity, we monitor and analyze our cash on-hand, our ability to generate sufficient revenue sources, the collection of our accounts receivable, our ability to obtain additional financial support in the future, and our operating and capital expenditure commitments. As reflected in our consolidated financial statements, we had cash balance of approximately $1.26 million as of April 30, 2025. We also had accounts receivable balance of approximately $1 million as of April 30, 2025, among which approximately $299,789 or 28.1% has been collected as of the date of this report.

As of April 30, 2025, we also recorded a total of approximately $0.15 million loans payable (including approximately $0.1 million short-term loan, $12,547 short-term auto loan and $33,518 long-term auto loan). We expect that we will be able to continue borrowing under our existing facilities based on past experience, our good credit history, and well-established relationship with the lenders.

As of April 30, 2025, we had due to related parties balance of approximately $0.68 million. The balance of due to related parties was comprised of advances from our related parties and was used for working capital during our normal course of business. This due to related parties was memorialized pursuant to unsecured promissory notes between Grand Forest and the holders. The unsecured promissory notes are payable on demand on or after August 1, 2025, and carry no interest. In the absence of any demand, the entire principal shall be due on July 31, 2029.

Our working capital amounted to approximately $3.61 million as of April 30, 2025.

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

However, as reflected in the accompanying consolidated financial statements, the Company had net loss of approximately $4.40 million for the year ended April 30, 2025 and cash outflow from operating activities of approximately $5.27 million for the year ended April 30, 2025. The management plans to increase its revenue of FuAn by diversifying its markets from major mass market channels to ethnic supermarkets chains. In addition, FuAn has already finished the setup process to become a vendor to some major food distributors. The Company expects to increase sales through its distribution channels in the next quarter. The Company plans to increase Grand Forest’s revenue by providing more customized products to current customers. Also, the Company plans to expand the market for its products to southern California. The Company is discussing with Los Angeles, California-based distributors about the potential opportunity of setting up a Los Angeles regional office. The Company believes the expanded sales force will strengthen the relationship of its long-time customers based in southern California and help to increase overall sales. The Company had unsecured promissory notes with several stockholders with a total balance of $ 0.68 million as of April 30, 2025. These unsecured promissory notes are payable on demand on or after August 1, 2025, and carry no interest. In the absence of any demand, the entire principal should be due on July 31, 2029. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others.

The Company has historically funded its working capital needs primarily from operations. The working capital requirements are affected by the efficiency of operations and depend on the Company’s ability to increase its revenue. The working capital requirements are affected by the efficiency of operations and depend on the Company’s ability to increase its revenue. However, the Company may need additional cash resources in the future if the Company experiences changed business conditions or other developments and may also need additional cash resources in the future if the Company wishes to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. If it is determined that the cash requirements exceed the Company’s amounts of cash on hand, the Company may seek to issue debt or equity securities or obtain a credit facility. Based on above reasons, there is a substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the issuance of the consolidated financial statements.

The following table summarizes our cash flows for the years ended April 30,2025 and 2024, respectively.

	Years Ended April 30
	2025	2024
Cash provided by (used in):
Operating activities	$(5,272,234)	$1,048,810
Investing activities	(69,852)	(377,950)
Financing activities	5,239,180	614,445
Increase (Decrease) in cash and cash equivalents	(102,906)	1,285,305
Cash and cash equivalents, beginning of the period	1,364,780	79,475
Cash and cash equivalents, end of the period	$1,261,874	$1,364,780

Net cash provided by (used in) operating activities

Net cash outflow from operating activities increased by $6,321,044 for the year ended April 30, 2025 comparing with the year ended April 30, 2024, mainly resulting from a) decreased net income by $5,396,552 with add-back of non-cash adjustments to net loss by 673,242, b) increased cash outflow on inventory by $427,152, c) increased cash outflow on prepaid expenses and other current assets by $3,176,394, d) increased cash outflow on tax payable by $637,548, e) increased cash outflow on operating lease liabilities by $259,680, f) increased cash outflow on accrued expenses and other current liabilities by $58,951, which was partly offset by g) decreased cash outflow on accounts receivable by $834,563, and h) increased cash inflow from account payable by $2,121,959.

Net cash used in investing activities

Net cash used in investing activities was $69,852 for the year ended April 30, 2025, compared to $377,950 in 2024. For the year ended April 30, 2025, we purchased fixed assets for $69,852.  For the year ended April 30,2024, we purchased fixed assets for $127,950, and acquisition of intangible assets for $250,000.

Net cash provided by financing activities

Net cash provided by financing activities was $5,239,180 for the year ended April 30, 2025, compared to net cash provided in financing activities of $614,445 for the year ended April 30, 2024. The net cash provided by financing activities in 2025 mainly consisted of increase of new auto loan of $47,906 and proceeds from issuance of common stock of $6,458,713, which was partly offset by repayment of bank loan of $500,000, loan to shareholder of $193,853, repayment to related parties of $535,881, and repayment of auto loan of $37,705.  The net cash provided by financing activities in 2024 mainly consisted of proceeds from issuance of common and preferred stock of $800,030 and proceeds from bank loan of $500,000, which was partly offset by repayment to stockholders of $666,358 and repayment of auto loan payable of $19,227.

Debts

Loan from third party

On June 9, 2020, KZS entered into a loan agreement with KZ Kitchen Cabinet & Stone, Inc., an unrelated party whereby KZS borrowed $100,000, with an annual interest rate of 4.75% payable monthly, and the loan principal to be repaid at maturity on June 9, 2025. Upon a breach of the agreement, interest will accrue at a compound rate of 10% per annum and KZ Kitchen Cabinet & Stone, Inc., may declare the unpaid principal balance together with all accrued but unpaid interest thereon and all other sums owed to it under the agreement, immediately due and payable. As of this report date, the Company is in the process to extend this loan.

Following the Reorganization, this loan became an obligation of the Company.

Commitments and Contractual Obligations

The Company’s contractual obligations as of April 30, 2025, are as follows:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Operating lease liabilities	$4,668,428	$1,232,091	$2,494,465	$941,872	$—
Financing lease liabilities	71,191	16,893	28,959	25,339	—
Loan payables	100,000	100,000	—	—	—
Auto loan payable	46,070	12,547	19,152	14,371	—
Total	$4,885,689	$1,361,531	$2,542,576	$981,582	$—

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of April 30, 2025 and 2024.

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

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the historical carrying amount net of allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including historical losses, the age of the receivable balance, the customer’s historical payment patterns, its current credit-worthiness and financial condition, and current market conditions and economic trends. Accounts are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of April 30, 2025 and 2024, the Company had allowance for credit losses of $557,201 and $24,698, respectively.

Inventories

Inventories consist of merchandise held for sale and are stated at the lower of cost or net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recorded in cost of sales in the consolidated statement of income in the period in which it occurs. For indoor home improvement products, inventory costs primarily include merchandise costs and freight in costs. No assembly labor and overhead costs are allocated to indoor home improvement products because these costs are immaterial. Grand Forest and KZS determines inventory costs using the moving weighted average cost method. FuAn determined inventory costs using First-in-First-out method (“FIFO”). The Company records reserves for estimated losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. The Company assesses the need for valuation allowances for slow-moving, excess and obsolete inventories by estimating the net recoverable value of such goods based upon inventory category, inventory age, specifically identified items and overall economic conditions. There was no inventory allowance as of April 30, 2025 and 2024.

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

Sales Returns and Allowances

For food and beverage and indoor home improvement product sales, the Company accrues estimated sales returns based on past experience and current trend of product sales. The allowance for sales returns as of April 30, 2025 and 2024 amounted to $205,988 and $205,988, respectively.

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

In January 2025, the FASB issued ASU 2025-01 Income Statement-Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The FASB issued ASU 2024-03 on November 4, 2024-03 states that the amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Following the issuance of ASU 2024-03, the FASB was asked to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). Because of how the effective date guidance was written, a non-calendar year-end entity may have concluded that it would be required to initially adopt the disclosure requirements in ASU 2024-03 in an interim reporting period, rather than in annual reporting period. The FASB’s intent in the basis for conclusions of ASU 2024-03 is clear that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Our financial statements required to be filed pursuant to this Item 8 appear in a separate section of this Report on Form 10-K, beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the "Certifying Officers"), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the fiscal year ended April 30, 2025. Accordingly, Management believes that the financial statement contained elsewhere in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management's Annual Report on Internal Controls over Financial Reporting

This Report does not include a report of Management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, during the period ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended April 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

MANAGEMENT

Executive Officers and Directors

The following table provides information regarding our executive officers, directors and director nominees as of the date of this report:

Name	Age	Position
Executive Officers
Yin Yan(2)(3)	49	Chairperson of the Board, Chief Executive Officer and President
Zhifen Zhou(3)	54	Director, Chief Financial Officer and Secretary
Tuan Tran	51	Chief Operating Officer

Board of Directors (Non-Employee)
Eric Newlan(1)	63	Independent Director
Dandan Wang(1)(2)(3)	55	Independent Director
Dvisha Patel(1)(2)	32	Independent Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating Committee.

Our Leadership Team

Executive Officers

Yin Yan, Chairperson of the Board, Chief Executive Officer, President and Director.    Ms. Yin Yan has served as our chairperson, chief executive officer, president and director since April, 2024. She has also served as chief executive officer of our subsidiary FuAn Enterprise since March, 2023. Ms. Yan has been serving as chief executive officer and chair of the board of directors of Bio Essence Corp. an herbal health, diet, and nutrition company whose common stock is registered with the SEC and trades on the OTC-Pink market (symbol: BIOE), for approximately 8 years. She has over 20 years’ experience in real estate, international trade and management. She is a registered lawyer admitted in NSW High Court of Australia. Ms. Yan has a J.D. degree from the University of New South Wales. She also holds an MBA degree in Technology Management and BS in Computer Information System from the University of New South Wales.

Zhifen Zhou, Director, Chief Financial Officer and Secretary.    Ms. Zhifen Zhou graduated from Hang Zhou University of Commerce of China with a degree in Finance. She has over 20 years of experience in finance, operations, and management in China and the U.S. She currently serves as chief financial officer of our subsidiary, Grand Forest Cabinetry Inc. From May 2005 to September 2022, Ms. Zhifen Zhou was a business owner specializing in restaurant management and international trading. She joined Grand Forest Cabinetry Inc in September 2022. Ms. Zhifen Zhou is responsible for financial planning and analysis, budgeting, and financial reporting. She also works with the chief executive officer and our board of directors on strategy and mergers and acquisitions.

Tuan Tran, Chief Operating Officer.    Mr. Tran has served as our chief operating officer (COO) since April 1, 2024. He has also served as chief operating officer for our subsidiary Fuan Enterprise since October 1, 2023, where he oversees the company’s day-to-day administrative and operational functions. Prior to joining Fuan Enterprise, Mr. Tran held several key positions that highlight his extensive experience in operations management. His previous roles in operations leadership include serving as COO at Bio Essence Corporation from 2018 until joining FuAn in 2023, COO at AMF Pharma, General Manager at Harmony Health Labs, and VP of Operations at SK Laboratories. Mr. Tuan Tran has over 20 years of experience in quality and operations working in the nutrition, dietary supplements and OTC industries. Mr. Tran’s current responsibilities include, but are not limited to production, warehouse and distribution, quality, customer service, R&D, procurement, human resources, and safety.

Mr. Tran has extensive knowledge in FDA regulations, GMPs, food safety, auditing, quality system, HACCP, Process Analytical Technology, CAPA, and Lean Manufacturing. Mr. Tran also specializes in crisis management, regulatory compliance, quality systems implementation, and supplier qualification.

Mr. Tran received his Bachelors of Science Degree in Public Health from Southern Connecticut State University. He holds certifications in Pharmaceutical Engineering, Six Sigma Green Belt, Food Safety, Technical Writing and HACCP. Mr. Tran is a senior member with the American Society for Quality.

Independent Director

Eric Newlan, Director.    Mr. Newlan was appointed to our Board on July 24, 2024. Since 1987, Mr. Newlan has practiced law in the North Texas area and is currently managing member of Newlan Law Firm, PLLC, Flower Mound, Texas, a firm engaged principally in the area of securities regulation. He earned a B.A. degree in Business from Baylor University, Waco, Texas, and a J.D. degree from the Washburn University School of Law, Topeka, Kansas. Mr. Newlan is a member of the Texas Bar. Since January 2020, he has served as Vice President and a Director of Black Bird Biotech, Inc., a publicly-traded company (Symbol: BBBT) engaged in the manufacture and sale of biopesticide products. From May 2022 through June 2023, Mr. Newlan served as Vice President, Secretary and a Director of Accredited Solutions, Inc., a publicly-traded company (symbol: ASII) engaged in the sale and distribution of Diamond Creek high alkaline water. Since June 2016, Mr. Newlan has been Vice President and a Director of Touchstone Enviro Solutions, Inc., a purveyor of environmentally-friendly products. Based on the above qualifications, the Company believes Mr. Newlan is qualified to be on the Board.

Dandan Wang, Director.    Ms. Wang was appointed to our Board on July 24, 2024. Ms. Wang graduated from Dongbei University of Finance and Economics with a major in Finance in 1997. She received her MBA degree in 2003. She worked for Bank of Communications since 1988 and was promoted to Vice President of Commercial Lending Division. In 2001, she moved to China Guangfa Bank where she served as Vice President in various divisions including commercial lending, marketing, private banking and compliance before her retirement in 2023. Based on the above qualifications, the Company believes Ms. Wang is qualified to be on the Board.

Dvisha Patel, Director.    Ms. Patel was appointed to our Board on July 24, 2024. Ms. Patel is a seasoned professional with a proven track record of executing successful strategic and operational plans across various industries. As a management consultant, Ms. Patel has advised clients, from startups to Fortune 500 companies, on a range of business issues, from increasing user engagement to building new operational processes to identifying cost-savings opportunities. Her extensive expertise also includes in-house roles, including at Vereto (senior customer growth manager, since November 2023), Amazon (senior product marketing manager, April 2022-June 2023; senior vendor manager July 2021-April 2022), AARETE (consultant, February 2019-May 2021) and W.B. Mason (November 2016 - February 2019), where she managed and grew multi-million-dollar P&Ls. Throughout her career, she has balanced achieving business goals with advocating for the needs of end users, customers, and clients. Ms. Patel holds a Master of Business Administration from UCLA Anderson School of Management and a Bachelor of Science in Business Administration from Boston University. Based on the above qualifications, the Company believes Ms. Patel is qualified to be on the Board.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers were involved in any legal proceedings described in Item 401(f) of Regulation S-K in the past ten years.

Promoters and Control Persons.

To the best of our knowledge, none of our promoters or control persons were involved in any legal proceedings described in Item 401(f)(1)-(6) of Regulation S-K in the past five years. Ms. Yin Yan, our chairperson, chief executive officer and president is deemed a promoter and control person.

Board Composition

Our board of directors consists of five (5) members.

We are, and will continue to be, a “controlled company” under the corporate governance rules of The Nasdaq Capital Market. The Nasdaq Marketplace Rule 5615(c) defines a “controlled company” as a company of which more than 50% of the voting power for the election of directors is held by an individual, a group, or another company. Ms. Yan currently controls approximately 93.89% of the voting power of our outstanding voting securities. As a result, we qualify for exemptions from certain corporate governance requirements under the Nasdaq Marketplace Rules. We intend to rely on certain exemptions to The Nasdaq Capital Market corporate governance requirements.

Accordingly, at the time of this report, we do not intend to have a fully independent compensation committee or nominating and corporate governance committee, nor do we require independent director oversight of director nominations.

Our nominating and corporate governance committee and our board of directors may consider a broad range of factors relating to the qualifications and background of board nominees, which may include diversity, which is not only limited to race, gender or national origin. We have no formal policy regarding board diversity. Our nominating and corporate governance committee’s and our board of directors’ priority in selecting board members is identification of persons who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, knowledge of our business, understanding of the competitive landscape and professional and personal experiences and expertise relevant to our growth strategy. Our directors hold office until their successors have been elected and qualified or until the earlier of their death, resignation or removal. Our Bylaws also provide that our directors may be removed with or without cause by a vote of the holders of a majority of the voting power of the issued and outstanding stock entitled to vote and that any vacancy on our board of directors, including a vacancy resulting from an enlargement of our board of directors, may be filled only by vote of a majority of our directors then in office, though less than a quorum, and not by the stockholders, unless the board determines by resolution that any such vacancies or newly created directorships shall be filled by stockholders.

Director Independence.    Our board of directors has determined that all members of our board of directors are independent directors, with the exception of Yin Yan and Zhifen Zhou, including for purposes of the rules of the Nasdaq and relevant federal securities laws and regulations.

Term of Office.    In accordance with the terms of our Articles of Incorporation and Bylaws, at each annual meeting of the stockholders, the holders of shares of stock entitled to vote in the election of directors will elect directors to hold office until the next succeeding annual meeting or until the director’s earlier death, resignation, disqualification, or removal.

Our Articles of Incorporation and Bylaws provide that the number of our directors shall be fixed from time to time by a resolution of the majority of our board of directors.

Committees of the Board of Directors

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which has the composition and responsibilities described below. Each of the below committees has a written charter approved by our board of directors. Each of the committees reports to our board of directors as such committee deems appropriate and as our board of directors may request. Copies of the charters are posted on the investor relations section of our website. Members serve on these committees until their resignation or until otherwise determined by our board of directors.

Audit Committee

Our audit committee is comprised of Dandan Wang, Dvisha Patel and Eric Newlan, with Mr. Newlan serving as chair of the committee. Our board of directors has determined that each member of the audit committee meets the independence requirements of Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the applicable Nasdaq Marketplace Rules, and has sufficient knowledge in financial and auditing matters to serve on the audit committee. Dandan Wang qualifies as an audit committee financial expert under Item 407 of Regulation S-K. We have adopted an audit committee charter, detailing the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have elected to rely on the “controlled company” exemption and our compensation committees does not consist entirely of independent directors.

Our compensation committee is comprised of Dandan Wang, Dvisha Patel and Yin Yan, with Yin Yan, our chairperson, chief executive officer and president, serving as chair of the committee. Only Mses. Wang and Patel are non-employee directors, as defined by Rule 16b-3 promulgated under the Exchange Act and “independent” as defined in the applicable Nasdaq Marketplace Rules. We have adopted a compensation committee charter which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our Board of Directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans; assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees; and

●	producing a report on executive compensation to be included in our annual proxy statement; and reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the Nasdaq Marketplace Rules and the SEC.

Nominating and Governance Committee

We have elected to rely on the “controlled company” exemption and our nominating and corporate governance committees does not consist entirely of independent directors.

Our nominating and governance committee is comprised of Dandan Wang, Yin Yan and Zhifen Zhou, with Yin Yan our chairperson, chief executive officer and president, serving as the chair of the committee. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the Board of Directors, and recommending to the Board of Directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the Board of Directors;

●	developing and recommending to the Board of Directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the Board of Directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and is directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Leadership Structure and Risk Oversight

Our board of directors does not have a policy regarding the separation of the roles of chief executive officer and chairperson of the board of directors, as our board of directors believes it is in the best interest of the Company to make that determination based on the position and direction of the Company and the membership of the board of directors. Our board of directors has determined that having an employee director serve as chairperson is in the best interest of our stockholders at this time because of the efficiencies achieved in having the role of chief executive officer and chairperson combined, and because the detailed knowledge of our day-to-day operations and business that the chief executive officer possesses greatly enhances the decision-making processes of our board of directors as a whole.

The chairperson of the board of directors and the other members of the board of directors work in concert to provide oversight of our management and affairs. Our board of directors encourages communication among its members and between management and the board of directors to facilitate productive working relationships. Working with the other members of the board of directors, our chairperson also strives to ensure that there is an appropriate balance and focus among key board responsibilities such as strategic development, review of operations and risk oversight.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee. For a description of transactions between us and members of our compensation committee and affiliates of such members, see the section titled “Certain Relationships and Related Party Transactions.”

Compensation Committee Report

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under Section e(5) of Item 407 of Regulation S-K.

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of the our securities by directors, officers and employees. Such policies are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards of Nasdaq. Our insider trading policy is filed as an exhibit to this Report on Form 10-K.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all our employees, officers and directors, including those officers responsible for financial reporting. A copy of our code of business conduct and ethics is available on the investor relations section of our website. We intend to disclose any amendments to the code, or any waivers of its requirements, on our website or in a Current Report on Form 8-K.

Clawback Policy

Our board of directors has adopted a clawback policy (the “Clawback Policy”) permitting the Company to seek the recoupment of incentive compensation received by any of the Company’s current and former executive officers (as determined by the board in accordance with Section 10D of the Exchange Act and the Nasdaq Marketplace Rules) and such other senior executives/employees who may from time to time be deemed subject to the Clawback Policy by the board (collectively, the “Covered Executives”). The amount to be recovered will be the excess of the incentive compensation paid to the Covered Executive based on the erroneous data over the incentive compensation that would have been paid to the Covered Executive had it been based on the restated results, as determined by the board. If the board cannot determine the amount of excess incentive compensation received by the Covered Executive directly from the information in the accounting restatement, then it will make its determination based on a reasonable estimate of the effect of the accounting restatement.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed, except that such persons were late with their filing on their Form 3s.

Item 11. Executive Compensation

Summary Compensation Table

The following table shows all of the compensation awarded to or earned by or paid to our named executive officers for fiscal years ended April 30, 2025 and 2024.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stocks Award ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Yin Yan*	2025	120,000	—	—	—	—	120,000
Chairperson, Chief Executive Officer and President	2024	40,000	150,000	—	—	—	190,000
Zhifen Zhou**	2025	101,000	—	—	—	—	101,000
Director, Chief Financial Officer and Secretary	2024	148,200	—	—	—	—	148,200
Tuan Tran*	2025	100,000	—	—	—	—	100,000
Chief Operating Officer	2024	58,334	—	—	—	—	58,334

*	Paid by FuAn.
**	Paid by Grand Forest.

Employment Agreements

We do not have any employment agreement or consulting agreement contracts with our executive officers. The annual salary for Yin Yan, our chairperson, chief executive officer, and president is $120,000 per year. The annual salary for Zhifen Zhou, our chief financial officer and secretary, is $145,000 per year and the annual salary for Tuan Tran, our chief operating officer, is $100,000 per year.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Outstanding Equity Awards as of April 30, 2025

There were no outstanding equity incentive plan awards held by any named executive officer as of April 30, 2025.

2024 Amended and Restated Equity Incentive Plan

The 2024 Equity Incentive Plan was originally adopted on June 18, 2024, and was subsequently amended and restated on January 8, 2025 pursuant to the 2024 Amended and Restated Equity Incentive Plan, or the 2024 Plan, for the purpose of granting share based compensation awards to current or prospective employees, directors, officers, advisors or consultants of the Company or its affiliates and align their interests with ours. The maximum aggregate number of shares of common stock which may be issued pursuant to all awards under the 2024 Plan is 93,000. As of the date of this report, stock options to purchase a total of 93,000 shares of common stock have been granted to independent directors under the 2024 Plan, as part of the compensation package for non-executive independent directors. See “Non-Employee Director Compensation” below.

10b5-1 Plan

Following the expiration of their respective lock-up agreements with the underwriters in connection with the IPO, our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from the director or officer. The director or officer may amend or terminate the plan in limited circumstances. Our directors and executive officers may also buy or sell additional shares of our common stock outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.

Limitations of Liability and Indemnification Matters

We executed a standard form of indemnification agreement (Indemnification Agreement) with each of our Board members and executive officers (each, an Indemnitee).

Pursuant to and subject to the terms, conditions and limitations set forth in the Indemnification Agreement, we agreed to indemnify each Indemnitee, against any and all expenses incurred in connection with the Indemnitee’s service as our officer, director and or agent, or is or was serving at our request as a director, officer, employee, agent or advisor of another corporation, partnership, joint venture, trust, limited liability company, or other entity or enterprise but only if the Indemnitee acted in good faith and in a manner he reasonably believed to be in or not opposed to our best interest, and in the case of a criminal proceeding, had no reasonable cause to believe that his conduct was unlawful. In addition, the indemnification provided in the indemnification agreement is applicable whether or not negligence or gross negligence of the Indemnitee is alleged or proven. Additionally, the Indemnification Agreement establishes processes and procedures for indemnification claims, advancement of expenses and costs and contribution obligations.

Non-Employee Director Compensation

Our policy with respect to the compensation payable to our non-employee directors provides that directors shall receive a fee of $10,000 per year during the term of their directorship paid in four (4) equal quarterly installments commencing in the first quarter starting March 11, 2025. In addition, directors are entitled to receive an initial stock award to purchase 31,000 shares of the Company’s common stock. The per share exercise price of each option granted to the director shall equal 100% of the fair market value (as defined by the Board) of a share of common stock on the date the option is granted. The initial award shall vest over three (3) years of which 1/3 of the options shall vest on the first anniversary of the grant date, and the remaining 2/3 of the options shall vest over two years on an annual basis, subject to the director continuing in service on the Board through each such vesting date. The term of each stock option granted to the director shall be ten (10) years from the date of grant.

Directors may be reimbursed for travel, food, lodging and other expenses directly related to their service as directors. Directors will also be entitled to the protection provided by their indemnification agreements and the indemnification provisions in our Articles of Incorporation and Bylaws.

No compensation was paid to our non-employee directors during the fiscal year ended April 30, 2025.

Certain U.S. Federal Income Tax Consequences of the 2024 Plan

The following is a general summary of certain U.S. federal income tax consequences under current tax law to the Company (to the extent it is subject to U.S. federal income taxation on its net income) and to participants in the 2024 Plan who are individual citizens or residents of the United States for federal income tax purposes (“U.S. Participants”) of stock options which are ISOs, or stock options which are NQSOs, unrestricted stock, restricted stock, restricted stock units, performance stock, performance units, SARs, and dividend equivalent rights. This summary does not purport to cover all of the special rules that may apply, including special rules relating to limitations on our ability to deduct certain compensation, special rules relating to deferred compensation, golden parachutes, U.S. Participants subject to Section 16(b) of the Exchange Act or the exercise of a stock option with previously-acquired common stock shares. This summary assumes that U.S. Participants will hold their common stock shares as capital assets within the meaning of Section 1221 of the Code. In addition, this summary does not address the foreign, state or local or other tax consequences, or any U.S. federal non-income tax consequences, inherent in the acquisition, ownership, vesting, exercise, termination or disposition of an award under the 2024 Plan, or common stock shares issued pursuant thereto. Participants are urged to consult with their own tax advisors concerning the tax consequences to them of an award under the 2024 Plan or common stock shares issued thereunder pursuant to the Plan.

A U.S. Participant generally does not recognize taxable income upon the grant of a NQSO if structured to be exempt from or comply with Code Section 409A. Upon the exercise of a NQSO, the U.S. Participant generally recognizes ordinary compensation income in an amount equal to the excess, if any, of the fair market value of the common stock shares acquired on the date of exercise over the exercise price thereof, and the Company generally will be entitled to a deduction for such amount at that time. If the U.S. Participant later sells common stock shares acquired pursuant to the exercise of a NQSO, the U.S. Participant recognizes a long-term or short-term capital gain or loss, depending on the period for which the common stock shares were held. A long-term capital gain is generally subject to more favorable tax treatment than ordinary income or a short-term capital gain. The deductibility of capital losses is subject to certain limitations.

A U.S. Participant generally does not recognize taxable income upon the grant or, except for purposes of the U.S. alternative minimum tax (“AMT”) the exercise, of an ISO. For purposes of the AMT, which is payable to the extent it exceeds the U.S. Participant’s regular income tax, upon the exercise of an ISO, the excess of the fair market value of the common stock shares subject to the ISO over the exercise price is a preference item for AMT purposes. If the U.S. Participant disposes of the Class A Common Stick shares acquired pursuant to the exercise of an ISO more than two years after the date of grant and more than one year after the transfer of the common stock shares to the U.S. Participant, the U.S. Participant generally recognizes a long-term capital gain or loss, and the Company will not be entitled to a deduction. However, if the U.S. Participant disposes of such common stock shares prior to the end of either of the required holding periods, the U.S. Participant will have ordinary compensation income equal to the excess (if any) of the fair market value of such shares on the date of exercise (or, if less, the amount realized on the disposition of such shares) over the exercise price paid for such shares, and the Company generally will be entitled to deduct such amount.

A U.S. Participant generally does not recognize income upon the grant of a SAR. The U.S. Participant recognizes ordinary compensation income upon exercise of the SAR equal to the increase in the value of the underlying shares, and the Company generally will be entitled to a deduction for such amount.

A U.S. Participant generally does not recognize income on the receipt of a performance stock award, performance unit award, restricted stock unit award, unrestricted stock award or dividend equivalent rights award until a cash payment or a distribution of common stock shares is received thereunder. At such time, the U.S. Participant recognizes ordinary compensation income equal to the excess, if any, of the fair market value of the common stock shares or the amount of cash received over any amount paid therefor, and the Company generally will be entitled to deduct such amount at such time.

A U.S. Participant who receives a restricted stock award generally recognizes ordinary compensation income equal to the excess, if any, of the fair market value of such common stock shares at the time the restriction lapses over any amount paid for the common stock shares. Alternatively, the U.S. Participant may make an election under Section 83(b) of the Code to be taxed on the fair market value of such common stock shares at the time of grant. The Company generally will be entitled to a deduction at the same time and in the same amount as the income that is required to be included by the U.S. Participant.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee has at any time during the past fiscal year been one of our officers or employees. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee. For a description of transactions between us and members of our compensation committee and affiliates of such members, see the section titled “Certain Relationships and Related Party Transactions”.

10b5-1 Plan

Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from the director or officer. The director or officer may amend or terminate the plan in limited circumstances. Our directors and executive officers may also buy or sell additional shares of our common stock outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.

Limitations of Liability and Indemnification Matters

Nevada law provides that our directors and officers will not be personally liable to us, our stockholders or our creditors for monetary damages for any act or omission of a director or officer other than in circumstances where the director or officer breaches his or her fiduciary duty to us or our stockholders and such breach involves intentional misconduct, fraud or a knowing violation of law and the trier of fact determines that the presumption that he or she acted in good faith, on an informed basis and with a view to the interests of the corporation has been rebutted. Nevada law allows the Articles of Incorporation of a corporation to provide for greater liability of the corporation’s directors and officers. Our Articles of Incorporation do not provide for greater liability of our officers and directors than is provided under Nevada law.

Nevada law allows a corporation to indemnify officers and directors for actions pursuant to which a director or officer either would not be liable pursuant to the limitation of liability provisions of Nevada law or where he or she acted in good faith and in a manner which he or she reasonably believed to be in or not opposed to our best interests, and, in the case of an action not by or in the right of the corporation and with respect to any criminal action or proceeding, had no reasonable cause to believe the conduct was unlawful. Our Articles of Incorporation and Bylaws provide indemnification for our directors, officers, employees, and agents to the fullest extent permitted by Nevada law. We have entered into indemnification agreements with each of our directors and executive officers that may, in some cases, be broader than the specific indemnification provisions contained under Nevada law. The indemnification agreements require us, among other things, to indemnify our directors against certain liabilities that may arise by reason of their status or service as directors and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. In addition, as permitted by Nevada law, our Articles of Incorporation include provisions that eliminate the personal liability of our directors for monetary damages resulting from certain breaches of fiduciary duties as a director. The effect of these provisions is to restrict our rights and the rights of our stockholders in derivative suits to recover monetary damages against a director for breach of fiduciary duties as a director, except that a director will be personally liable for acts or omissions not in good faith or in a manner which he or she did not reasonably believe to be in or not opposed to the best interest of the corporation if, subject to certain exceptions, the act or failure to act constituted a breach of fiduciary duty and such breach involved intentional misconduct, fraud or knowing violations of law.

We are also expressly authorized to carry directors’ and officers’ insurance to protect our directors, officers, employees and agents against certain liabilities.

The limitation of liability and indemnification provisions under Nevada law and in our Articles of Incorporation and Bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. These provisions may also have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. However, these provisions do not limit or eliminate our rights, or those of any stockholder, to seek non-monetary relief such as injunction or rescission in the event of a breach of a director’s fiduciary duties. Moreover, the provisions do not alter the liability of directors under the federal securities laws. In addition, your investment may be adversely affected to the extent that, in a class action or direct suit, we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

Compensation Committee Report

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under Item 407e(5) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Based solely upon information made available to us, the following table sets forth information as of the date of this Report regarding the beneficial ownership of our voting securities by:

●	each person known by us to be the beneficial owner of more than 5% of any class of our outstanding voting securities;

●	each of our named executive officers and directors; and

●	all our executive officers and directors as a group.

The percentage ownership information shown in the table is based upon 17,054,004 shares of common stock and 135,000 shares of Series A Super Voting Preferred Stock issued and outstanding as of August 7, 2025.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital shown as beneficially owned, subject to applicable community property laws.

In computing the number and percentage of shares beneficially owned by a person as of a particular date, shares that may be acquired by such person (for example, upon the exercise of options or warrants) within 60 days of such date are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

The address of each holder listed below, except as otherwise indicated, is c/o Marwynn Holdings, Inc., 12 Chrysler Unit C, Irvine, CA 92618.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock		% of Common Stock	Number of Shares of Preferred Stock(2)	% of Preferred Stock	% of Total Voting Power
Officers and Directors
Yin Yan (Chairperson, Chief Executive Officer, and President)	7,770,485	(2)	45.56%	135,000	100%	93.89%
Zhifen Zhou (Director, Chief Financial Officer and Secretary)	2,843,568	(3)	16.67%	—	—	1.87%
Eric Newlan (Director)	10,333		0.06%	—	—	0.01%
Dandan Wang (Director)	10,333		0.06%	—	—	0.01%
Dvisha Patel (Director)	10,333		0.06%	—	—	0.01%
All directors and executive officers as a group (5 individuals)	10,645,052		62.41%	135,000	100%	95.79%

Five Percent Stockholders
Yin Yan (Chairperson, Chief Executive Officer, and President)	7,770,485	(2)	45.56%	135,000	100%	93.89%
Fulai Wang 1921 Apuesto Way, Coto de Caza, CA 92679	7,770,485	(4)	45.56%	135,000	100%	93.89%
Sen Zhong 1371 El Camino Higuera, Milpitas, CA 94544	2,843,568		16.67%	—	—	1.87%
Hong Le Liang 1711 Winston St., San Jose, CA 95131	1,777,230		10.42%	—	—	1.17%

*	Share data are presented on a retroactive basis to reflect the effects of the (i) 1.55-for-1 forward stock split of our common stock, and (ii) 4.5-for-1 forward stock split of our Series A Super-Voting Preferred Stock effected on September 9, 2024.

(1)	The address of each holder listed above, except as otherwise indicated, is c/o Marwynn Holdings, Inc., 12 Chrysler Unit C, Irvine, CA 92618. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of common stock issuable upon the exercise of options or warrants which are currently exercisable or which become exercisable within 60 days following the date of the information in this table are deemed to be beneficially owned by, and outstanding with respect to, the holder of such option or warrant. Subject to community property laws where applicable, to our knowledge, each person listed is believed to have sole voting and investment power with respect to all shares of common stock owned by such person.
(2)	Includes 5,993,255 shares of common stock held directly by Yin Yan and 1,777,230 shares of common stock held by her spouse Fulai Wang over which Yin Yan is deemed to have beneficial ownership.
(3)	Includes 2,843,568 shares of common stock held by Zhifen Zhou’s spouse Sen Zhong over which Zhifen Zhou is deemed to have beneficial ownership.
(4)	Includes 1,777,230 shares of common stock held directly by Fulai Wang, and 5,993,255 shares of common stock and 135,000 shares of Series A Super Voting Preferred Stock held by his spouse Yin Yan over which Fulai Wang is deemed to have beneficial ownership.

Equity Compensation Plan Information

The following table summarizes information about the Company’s equity compensation plans as of April 30, 2025. All outstanding awards relate to the Company’s common stock. Shares issued under all of the following plans may be from the Company’s treasury, newly issued or both.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(A))
Equity compensation plans approved by security holders (1)	93,000	(1)	$1.61	-	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	-		-	-

(1)	The equity compensation plan approved by stockholders consist of our 2024 Amended and Restated Equity Incentive Plan (the “2024 Plan”).

(2)	Consists of shares available for future issuance under the Plan.

Summary of 2024 Amended and Restated Equity Incentive Plan

The 2024 Equity Incentive Plan was originally adopted on June 18, 2024, and was subsequently amended and restated on January 8, 2025 pursuant to the 2024 Amended and Restated Equity Incentive Plan, or the “2024 Plan”, for the purpose of granting share based compensation awards to current or prospective employees, directors, officers, advisors or consultants of the Company or its affiliates and align their interests with ours. The maximum aggregate number of shares of common stock which may be issued pursuant to all awards under the 2024 Plan is 93,000. As of the date of this Report, a total of 93,000 shares of common stock have been granted to independent directors under the 2024 Plan, as part of the compensation package for non-executive independent directors. Terms used but not defined in this section shall have the meaning set forth in the 2024 Plan. Section references refer to the sections in the 2024 Plan.

The 2024 Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights (SARs), stock awards and restricted stock units.

Subject to the terms and provisions of the 2024 Plan, Options may be granted at any time and from time to time as determined by the Administrator in its discretion. The Administrator may grant Incentive Stock Options, Nonqualified Stock Options, or a combination thereof, and the Administrator, in its discretion and subject to Section 4.1, shall determine the number of Shares subject to each Option.

Each Option shall be evidenced by an Award Agreement that shall specify the Exercise Price, the expiration date of the Option, the number of Shares to which the Option pertains, any conditions to exercise the Option, and such other terms and conditions as the Administrator, in its discretion, shall determine. The Award Agreement shall also specify whether the Option is intended to be an Incentive Stock Option or a Nonqualified Stock Option.

Subject to the terms and provisions of the Plan, the Administrator, at any time and from time to time, may grant Stock Awards to Employees, Nonemployee Directors and Consultants in such amounts as the Administrator, in its discretion, shall determine. Stock Awards may be granted as either Restricted Stock, subject to vesting conditions and other restrictions, or Unrestricted Stock. The Administrator shall determine the form of Stock Award and the number of Shares to be granted to each Participant. Unrestricted Stock Awards shall be evidenced by a Notice of Grant, while Restricted Stock Awards shall be evidenced by a Restricted Stock Award Agreement.

Each Award of Restricted Stock shall be evidenced by an Award Agreement that shall specify the Period of Restriction, the number of Shares granted, and such other terms and conditions as the Administrator, in its discretion, shall determine. Unless the Administrator determines otherwise, Shares of Restricted Stock shall be held by the Company as escrow agent until the restrictions on such Shares have lapsed.

Subject to the terms and conditions of the Plan, Restricted Stock Units may be granted to Employees, Nonemployee Directors and Consultants at any time and from time to time, as shall be determined by the Administrator in its sole and absolute discretion.

The Administrator will have complete discretion in determining the number of Restricted Stock Units granted to any Participant under an Award Agreement, subject to the limitations in Section 4.1.

Each Restricted Stock Unit granted under an Award Agreement represents the right to receive one Share, or the equivalent value in cash, upon satisfaction of the vesting conditions specified in the Award Agreement.

In its sole and absolute discretion, the Administrator will set the vesting provisions, which may include any combination of time-based or performance-based vesting conditions.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Related Person Transactions

The Company’s policy for related party transactions can be found in its code of business conduct and ethics.

Indemnification Agreements

We executed a standard form of indemnification agreement (“Indemnification Agreement”) with each of our Board members and executive officers (each, an “Indemnitee”).

Pursuant to and subject to the terms, conditions and limitations set forth in the Indemnification Agreement, we agreed to indemnify each Indemnitee, against any and all expenses incurred in connection with the Indemnitee’s service as our officer, director and or agent, or is or was serving at our request as a director, officer, employee, agent or advisor of another corporation, partnership, joint venture, trust, limited liability company, or other entity or enterprise but only if the Indemnitee acted in good faith and in a manner he reasonably believed to be in or not opposed to our best interest, and in the case of a criminal proceeding, had no reasonable cause to believe that his conduct was unlawful. In addition, the indemnification provided in the indemnification agreement is applicable whether or not negligence or gross negligence of the Indemnitee is alleged or proven. Additionally, the Indemnification Agreement establishes processes and procedures for indemnification claims, advancement of expenses and costs and contribution obligations.

Reorganization

On April 29, 2024, Yin Yan (our chairperson, chief executive officer and president, and spouse of Fulai Wang), Fubao Wang, Xiangjing Wu, Gang Wu, Dan Yu, and Qiang Zhang, as the stockholders of FuAn, entered into a share exchange agreement with Marwynn to transfer all of their ownership in FuAn for 7,399,080 shares of common stock of Marwynn (“FuAn Transaction”). On April 25, 2024, Hong Le Liang, Sen Zhong (spouse of Zhifen Zhou, our chief financial officer, secretary and director) and Fu Lai Wang (spouse of Yin Yan, our chairperson, chief executive officer and president), as the stockholders of Grand Forest, entered into a share exchange agreement with Marwynn to transfer all of their ownership in Grand Forest for 4,976,244 shares of common stock of Marwynn (“Grand Forest Transaction”). On April 25, 2024, Hong Le Liang and Jiechun Wu, as the stockholders of KZS, entered into a share exchange agreement with Marwynn to transfer all of their ownership in KZS for 2,132,676 shares of common stock of Marwynn (“KZS Transaction”). On April 30, 2024, the FuAn Transaction, Grand Forest Transaction and KZS Transaction closed, and Marwynn issued a total of 14,508,004 shares of its common stock to the stockholders of FuAn, Grand Forest and KZS. As a result of the share exchanges, all the stockholders of FuAn, Grand Forest and KZS became the stockholders of Marwynn and Marwynn became the parent of FuAn, Grand Forest and KZS (the “Reorganization”). After the Reorganization, Yin Yan, Hong Le Liang, Sen Zhong, and Fu Lai Wang each became beneficial owners of more than five percent of our common stock (see table “Principal Stockholders — Five Percent Stockholders” above).

Other Related Party Transactions

Due from related parties

Name of Related Party	Nature	Relationship	April 30, 2025	April 30, 2024
Yin Yan	Other receivable	Chief Executive Officer (“CEO”) and owned 81% of equity interest of FuAn (before reorganization) and owns 40% of common shares and 100% of preferred shares of Marwynn	$193,853	—
Total			$193,853	$—

As of April 30, 2025, the balance of due from a related party was comprised of advances payment that the Company paid to the related party. On May 20, 2025, the Company received the full payment from this related party.

Due to related parties

Name of Related Party	Nature	Relationship	As of April 30, 2025	As of April 30, 2024	As of April 30, 2023	As of April 30, 2022
Sen Zhong*	Other receivable	Spouse of Zhifen Zhou and stockholder of Marwynn	$—	$—	$—	$80,000
Yin Yan**	Other payable	Chairperson, chief executive officer, president, stockholder of Marwynn, and spouse of Fulai Wang	$—	$500	—	282,594
Fulai Wang*****	Promissory Note	Spouse of Yin Yan and stockholder of Marwynn	40,000	250,000	550,000	300,000
Zhifen Zhou***	Other payable	Director, chief financial officer, secretary, and spouse of Sen Zhong	—	273	18,847	—
Sen Zhong*****	Promissory Note	Spouse of Zhifen Zhou and stockholder of Marwynn	396,417	572,481	130,900	—
Hong Le Liang*****	Promissory Note	Chief executive officer of Grand Forest and stockholder of Marwynn	247,245	292,825	422,825	278,000
American Chef Kitchen LLC	Other payable	An entity controlled by Zhifen Zhou	—	—	200,000	200,000
H&S Construction****	Promissory Note	An entity controlled by Hong Le Liang	—	103,463	64,344	31,672
JaoFong Inc.	Other payable	An entity controlled by Hong Le Liang	—	—	1,298,984	1,524,135
Total			$683,662	$1,219,542	$2,685,900	$2,616,401

*	As of April 30, 2023, the receivable had been collected in full.
**	As of July 24, 2024, the advance has been repaid in full.
***	As of May 3, 2024, the advances have been repaid in full.
****	As of April 30, 2025, the advance has been repaid in full.
*****	On April 30, 2024, the advances were memorialized pursuant to unsecured promissory notes between Grand Forest and the holders. The unsecured promissory notes are payable on demand on or after August 1, 2025, and carry no interest. In the absence of any demand, the entire principal shall be due on October 31, 2029.

As of April 30, 2025 and 2024, the balance of due to related parties was comprised of advances from the Company’s related parties and was used for working capital during the Company’s normal course of business. Such advances were non-interest bearing and due on demand.

Director Independence.    Our board of directors has determined that all members of our board of directors are independent directors, with the exception of Yin Yan and Zhifen Zhou, including for purposes of the rules of the Nasdaq and relevant federal securities laws and regulations.

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by Golden Eagle CPAs LLC, our registered independent public accounting firms, for 2025 and 2024 for the categories of services indicated.

	Fiscal Year Ended April 30,
	2025	2024
Audit Fees(1)	$170,000	$187,500
Audit-Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total Fees	$170,000	$187,500

(1)	Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, review of our quarterly financial statements, review of our Registration Statement on Form S-1 relating to our IPO and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report.

(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All other fees consist of fees billed for all other services.

Audit Committee Pre-Approval Policies

The Audit Committee is directly responsible for the appointment, retention and termination, and for determining the compensation, of our independent registered public accounting firm. The Audit Committee pre-approves all auditing services and the terms thereof and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Public Company Accounting Oversight Board), except that pre-approval for services other than audit, review or attest services is not required if the aggregate amount of all such services provided constitutes no more than five percent of the total amount of revenues paid by the audit client to its accountant during the fiscal year in which the services are provided. Prior to the formation and appointment of the Audit Committee, we have appointed Golden Eagle CPAs LLC as our independent audit firm for the fiscal years ended April 30, 2025 and 2024. In making the determination to appoint Golden Eagle CPAs LLC as independent auditor for such fiscal years, we considered, among other factors, the independence and performance of Golden Eagle CPAs LLC and the quality and candor of Golden Eagle CPAs LLC’s communications with management. Golden Eagle CPAs LLC has served as our independent auditor since 2024. All services provided by Golden Eagle CPAs LLC during fiscal year 2025 have been approved and ratified by the Audit Committee.

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules.

(1) Financial Statement

The following financial statements of the Company, and the Report of Independent Registered Public Accounting Firm, are included in this Report:

(2) Financial Statement Schedules

All schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not required.

(3) Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in subparagraph (b) below.

(b) Exhibits Schedule

The following exhibits are filed with this Report:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
3.2	Amended and Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on February 18, 2025)
4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
4.2	Form of The Representative’s Warrant Agreement (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 14, 2025)
4(vi)	Description of Securities
10.1	Form of Independent Director Agreement (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
10.2†	Form of Indemnification Agreement (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
10.3	Form of Lock-Up Agreement (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
10.4†	2024 Amended and Restated Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
10.5	Form of Nonqualified Stock Option Agreement (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
10.6	Unsecured Promissory Note Between H&S Construction and Grand Forest Cabinetry, Inc in the Amount of $103,463 (Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement, as amended, on Form S-1 filed with the SEC on February 18, 2025)
10.7	Unsecured Promissory Note Between Fulai Wang and Grand Forest Cabinetry, Inc in the Amount of $250,000 (Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement, as amended, on Form S-1 filed with the SEC on February 18, 2025)
10.8	Unsecured Promissory Note Between Sen Zhong and Grand Forest Cabinetry, Inc in the Amount of $572,481 (Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
10.9	Unsecured Promissory Note Between Hong Le Liang and Grand Forest Cabinetry, Inc in the Amount of $292,825 (Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
10.10	Lease Agreement between Stevens Creek Plaza, LLC and KZS Kitchen Cabinet and Stone, Inc., dated June 25, 2019 and renewed on January 22, 2025
10.11	Lease Agreement between Dzyne Technologies LLC and FuAn Enterprise, Inc., dated January 19, 2024 (Incorporated herein by reference to Exhibit 10.11to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
10.12	Lease Agreement between Prologis Targeted U.S. Logistics Fund, L.P. and KZS Kitchen Cabinet and Stone, Inc., dated March 20, 2023 (Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
10.13	Form of Subscription Agreement dated April 24, 2024 (Incorporated herein by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
14.1	Code of Business Conduct and Ethics (Incorporated herein by reference to Exhibit 14.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
19.1	Insider Trading Compliance Program and Insider Trading Policy
21.1	List of Subsidiaries (Incorporated herein by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
31.1	Section 302 Certification – Chief Executive Officer
31.2	Section 302 Certification – Chief Financial Officer
32.1*	Section 906 Certification – Chief Executive Officer
32.2*	Section 906 Certification – Chief Financial Officer
97.1	Clawback Policy (Incorporated herein by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Indicates management contract or compensatory plan.

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act or the Exchange Act, irrespective of any general incorporation language in any filings.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARWYNN HOLDINGS, INC.

By:	/s/ Yin Yan
Name:	Yin Yan
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this Report has been signed by the following persons in the capacities held on the dates indicated.

Name	Title	Date

/s/ Yin Yan	Chairman and Chief Executive Officer and	August 8, 2025
Yin Yan	Director (Principal Executive Officer)

/s/ Zhifen Zhou	Chief Financial Officer and Director	August 8, 2025
Zhifen Zhou	(Principal Financial and Accounting Officer)

/s/ Eric Newlan	Director	August 8, 2025
Eric Newlan

/s/ Dandan Wang	Director	August 8, 2025
Dandan Wang

/s/ Dvisha Patel	Director	August 8, 2025
Dvisha Patel

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2025 AND 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and Board of Directors of
Marwynn Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marwynn Holdings, Inc. (the “Company”) as of April 30, 2025 and 2024, the related consolidated statements of operations, changes in stockholders ‘equity and cash flows for each of the years in the two-year period ended April 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and significant cash outflows from operating and investing activities, and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Golden Eagle CPAs LLC

We have served as the Company’s auditor since 2024.

Bedminster, New Jersey

August 8, 2025

MARWYNN HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Amount in U.S. dollars, except for number of shares)

	April 30, 2025	April 30, 2024

ASSETS

Current Assets
Cash and cash equivalents	$1,261,874	$1,364,780
Accounts receivable, net	1,068,430	1,377,715
Due from related party	193,853	-
Inventories, net	4,784,269	4,282,334
Prepaid expenses and other current assets	3,076,561	188,001
Total Current Assets	10,384,987	7,212,830

Non-Current Assets
Property and equipment, net	270,504	342,809
Intangible assets, net	177,083	227,083
Operating lease right-of-use assets, net	3,798,252	4,680,790
Finance lease right-of-use assets, net	54,253	-
Deferred tax assets	251,996	95,048
Total Non-Current Assets	4,552,088	5,345,730
TOTAL ASSETS	$14,937,075	$12,558,560

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term loan payable	$100,000	$500,000
Accounts payable	3,884,769	1,684,577
Deferred revenue	730,482	564,618
Accrued expenses and other current liabilities	158,969	205,742
Operating lease liabilities – current	967,924	1,122,059
Financing lease liability – current	12,249	9,244
Income tax payable	227,610	474,531
Auto loan payable - current	12,547	35,865
Due to related parties	683,662	1,219,542
Total Current Liabilities	6,778,212	5,816,178

Non-Current Liabilities
Operating lease liabilities – non-current	3,107,642	3,818,544
Finance lease liabilities – non-current	45,940	2,391
Auto loan payable - non-current	33,518	-
Long-term loan payable	-	100,000
Total Non-Current Liabilities	3,187,100	3,920,935
Total Liabilities	9,965,312	9,737,113

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001, 5,000,000 shares authorized; 135,000 shares Series A Super Voting Preferred Stock designated, issued and outstanding at April 30, 2025 and 2024, respectively	135	135
Common stock, par value $0.001, 45,000,000 shares authorize 17,054,004 shares and 15,004,004 shares issued and outstanding at April 30, 2025 and 2024, respectively	17,054	15,004
Additional Paid-in Capital	8,931,634	2,384,891
Retained earnings (accumulated deficit)	(3,977,060)	421,417
Total Stockholders’ Equity	4,971,763	2,821,447
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,937,075	$12,558,560

*	Share and per share data are presented on a retroactive basis to reflect the effects of the corporate reorganization completed on April 29, 2024 and to give the effects to (i) 1.55-for-1 forward stock split of the common stock, and (ii) 4.5-for-1 forward stock split of the Series A Super-Voting Preferred Stock effected on September 9, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

MARWYNN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amount in U.S. dollars, except for number of shares)

	For the years ended April 30,
	2025	2024

Revenue, net	$11,105,360	$11,920,570
Cost of revenue	(6,402,483)	(6,584,969)
Gross profit	4,702,877	5,335,601

Operating expenses
Selling expenses	(1,858,167)	(737,121)
General & administrative expenses	(7,210,243)	(3,207,995)

Total operating expenses	(9,068,410)	(3,945,116)

Income (loss) from operations	(4,365,533)	1,390,485

Other income (expenses)
Other expense	(2,678)	(840)
Interest expense	(33,196)	(27,835)
Total other expenses, net	(35,874)	(28,675)
Income (loss) before income tax provision	(4,401,407)	1,361,810

Income tax provision (benefit)	2,930	(363,735)
Net Income (loss)	$(4,398,477)	$998,075

Net income (loss) per common stock
Basic and diluted*	$(0.29)	$0.07
Weighted average number of common shares outstanding
Basic and Diluted**	15,284,826	14,509,359

*	Share and per share data are presented on a retroactive basis to reflect the effects of the corporate reorganization completed on April 29, 2024 and to give the effects to (i) 1.55-for-1 forward stock split of the common stock, and (ii) 4.5-for-1 forward stock split of the Series A Super-Voting Preferred Stock effected on September 9, 2024.

**	Earnings per share for basic and diluted weighted average shares outstanding are the same due to anti-dilutive effect resulting from the net loss for the year ended April 30, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

MARWYNN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED APRIL 30, 2025 AND 2024

(Amount in thousands of U.S. dollars, except for number of shares)

	Preferred shares		Common shares		Additional paid-in	Retained earnings (accumulated	Total stockholder’
	Shares	Amount	Shares	Amount	capital	deficit)	equity
Balance as of April 30, 2023	-	$-	14,508,004	$14,508	$785,492	$(576,658)	$223,342

Net income	-	-	-	-	-	998,075	998,075

Conversion of stockholders’ payable into capital contribution	-	-	-	-	800,000	-	800,000

Shares issued in connection of reorganization	-	-	496,000	496	799,504	-	800,000

Issuance of preferred shares	135,000	135	-	-	(105)	-	30
Balance as of April 30, 2024	135,000	135	15,004,004	15,004	2,384,891	421,417	2,821,447

Net loss	-	-	-	-	-	(4,398,477)	(4,398,477)

Share-based compensation expense	-	-	-	-	90,080	-	90,080

Issuance of common stock	-	-	2,050,000	2,050	6,456,663	-	6,458,713
Balance as of April 30, 2025	135,000	$135	$17,054,004	$17,054	$8,931,634	$(3,977,060)	$4,971,763

*	Share and per share data are presented on a retroactive basis to reflect the effects of the corporate reorganization completed on April 29, 2024 and to give the effects to (i) 1.55-for-1 forward stock split of the common stock, and (ii) 4.5-for-1 forward stock split of the Series A Super-Voting Preferred Stock effected on September 9, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

MARWYNN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount in U.S. dollars, except for number of shares)

	For the years ended April 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,398,477)	$998,075
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	192,158	143,090
Bad debt expense	532,503	(37,134)
Amortization of operating lease right-of-use asset	1,207,518	1,027,786
Amortization of finance lease right-of-use asset	5,575	-
Sales return allowance	-	92,392
Share-based compensation expense	90,080	-
Deferred Tax Asset	(156,268)	(27,810)
Changes in operating assets and liabilities:
Accounts receivable	(223,218)	(1,057,781)
Inventories	(501,934)	(74,782)
Prepaid expenses and other current assets	(2,888,560)	287,834
Accounts payable	2,200,191	78,232
Deferred revenue	165,863	155,871
Accrued expenses and other current liabilities	(46,773)	12,178
Tax payable	(247,602)	389,946
Operating lease liabilities	(1,190,017)	(930,337)
Finance lease liabilities	(13,273)	(8,750)
Net Cash Provided by (Used in) Operating Activities	(5,272,234)	1,048,810

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(69,852)	(127,950)
Acquisition of intangible assets	-	(250,000)
Net Cash Used in Investing Activities	(69,852)	(377,950)

CASH FLOWS FORM FINANCING ACTIVITIES:
Proceeds from stock issuance	6,458,713	800,030
Proceed from auto loan payable	47,906	-
Repayment of auto loan payable	(37,705)	(19,227)
Payments to shareholder	(193,853)	-
Repayment of borrowings from related parties	(535,881)	(666,358)
Borrowing from (repayment to) bank loan	(500,000)	500,000
Net Cash Provided by Financing Activities	5,239,180	614,445

Net change in cash and cash equivalents	(102,906)	1,285,305

Cash and cash equivalents, beginning of the year	1,364,780	79,475
Cash and cash equivalents, end of the year	$1,261,874	$1,364,780

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$400,938	$1,600
Cash paid for interest	$33,196	$27,835

The accompanying notes are an integral part of these consolidated financial statements.

MARWYNN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of April 30, 2025, the consolidated financial statements of the Company include the following entities:

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

Completion of the IPO

On March 12, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with American Trust Investment Services, Inc., as representative of the several underwriters (the “Representative”), pursuant to which the Company issued and sold an aggregate of 2,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), in the initial public offering (the “Offering”) pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-284245) and a related prospectus supplements dated March 12, 2025, filed with the Securities and Exchange Commission (“Commission”).  The Common Stock was sold at an offering price of $4.00 per share (the “Public Offering Price”), generating gross proceeds to the Company of $8,000,000, before deducting underwriting discounts and commissions and other estimated offering expenses. On March 14, 2025, the Company completed its IPO, and the Company received net proceeds of approximately $7.16 million, after deducting underwriting discounts and commissions and estimated IPO offering expenses payable by the Company.

On April 4, 2025, the Underwriter purchased 50,000 additional shares of the Company’s common stock, at a price of $4.00 per share (the “Over-Allotment Shares”). As a result, the Company has raised net proceeds of approximately $184,000, after underwriting discounts and commissions.

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, the Company had net loss of $4,398,477  for the year ended April 30, 2025 and cash outflow from operating activities of $5,272,234 for the year ended April 30, 2025. The management plans to increase its revenue of FuAn by diversifying its markets from major mass market channels to ethnic supermarkets chains. In addition, FuAn has already finished the setup process to become a vendor to some major food distributors. The Company plans to increase Grand Forest’s revenue by providing more customized products to customers. Also, Company plans to expand the market for its products to southern California. The Company had unsecured promissory notes with several stockholders with a total balance of $0.68 million as of April 30, 2025. These unsecured promissory notes are payable on demand on or after August 1, 2025, and carry no interest. In the absence of any demand, the entire principal should be due on July 31, 2029. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others.

The Company had $1,261,874 cash on hand and working capital of approximately $3.61 million as of April 30, 2025. The Company has historically funded its working capital needs primarily from operations and shareholder loans. The working capital requirements are affected by the efficiency of operations and depend on the Company’s ability to increase its revenue. However, the Company may need additional cash resources in the future if the Company experiences changed business conditions or other developments and may also need additional cash resources in the future if the Company wishes to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. If it is determined that the cash requirements exceed the Company’s amounts of cash on hand, the Company may seek to issue debt or equity securities or obtain a credit facility.

Based on above reasons, there is a substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the issuance of the consolidated financial statements.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All inter-company balances and transactions are eliminated upon consolidation.

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

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the unaudited consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. These estimates and judgments include, but are not limited to, revenue recognition, sales return allowance, estimates used in the lease accounting, the allowance for credit loss, income taxes, the useful lives of long-lived assets and assumptions used in assessing impairment of long-lived assets. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual amounts may differ from the estimated amounts, such differences are not likely to be material.

Cash and Cash Equivalents

Cash and equivalents include cash on hand and demand deposits that are highly liquid in nature and have original maturities when purchased of three months or less. The Company’s cash is maintained at financial institutions in the United States of America. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation (“FDIC”)’s federally insured limits. The standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category. The bank deposits exceeding the standard insurance amount will not be covered. As of April 30, 2025 and 2024, cash balances held in the banks, exceeding the standard insurance amount, are $514,682 and $562,890. The Company has not experienced any losses in accounts held in these financial institutions and believes it is not exposed to any risks on its cash held in these financial institutions.

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

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the historical carrying amount net of allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including historical losses, the age of the receivable balance, the customer’s historical payment patterns, its current credit-worthiness and financial condition, and current market conditions and economic trends. Accounts are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of April 30, 2025 and 2024, the Company had allowance for credit losses of $557,201 and $24,698, respectively.

Inventory, Net

Inventories consist of merchandise held for sale and are stated at the lower of cost or net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recorded in cost of sales in the consolidated statement of income in the period in which it occurs. For indoor home improvement products, inventory costs primarily include merchandise costs and freight in costs. No assembly labor and overhead costs are allocated to indoor home improvement products because these costs are immaterial. Grand Forest determines inventory costs using the moving weighted average cost method. FuAn determined inventory costs using First-in-First-out method (“FIFO”). The Company records reserve for estimated losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. The Company assesses the need for valuation allowances for slow-moving, excess and obsolete inventories by estimating the net recoverable value of such goods based upon inventory category, inventory age, specifically identified items and overall economic conditions. There was no inventory allowance as of April 30, 2025 and 2024.

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

The Company evaluates events and changes in circumstances that could indicate the carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of those assets, the Company records an impairment charge in the period in which such a determination is made. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on the above analysis, no impairment loss was recognized related to these long-lived assets as of April 30, 2025 and 2024.

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

Sales Returns and Allowances

For food and beverage and indoor home improvement product sales, the Company accrues estimated sales returns based on past experience and the current trend of product sales. The allowance for sales returns at April 30, 2025 and 2024, amounted to $205,988 and $205,988, respectively.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by product or service type:

	For the years ended April 30
	2025	2024
Revenue from sales
Food and beverage	$624,846	$3,107,583
Indoor home improvement products	10,301,027	8,627,987
Total sales revenues	$10,925,873	$11,735,570
Revenue from consulting services	179,487	185,000
Total revenues	$11,105,360	$11,920,570

Contract Assets and Liabilities

The Company did not have contract assets as of April 30, 2025 and 2024.

Contract liabilities are recognized for contracts where payment has been received in advance of product delivery. The Company’s contract liabilities, which are reflected in its consolidated balance sheets as deferred revenue of $730,482 and $564,618 as of April 30, 2025 and 2024, respectively, consist primarily of fees received from customers in advance of product delivery. These amounts represented the Company’s unsatisfied performance obligations as of the balance sheet dates. The amounts of revenue recognized for the years ended April 30, 2025 and 2024 that were included in the deferred revenue were $564,618 and $408,747, respectively.

Cost of Revenues

Cost of revenues consists of merchandise purchase costs, warehousing labor and other costs, duty and freight-in costs, packaging costs, and labor costs associated with providing consulting services to customers.

Shipping and Handling Costs

Shipping and handling costs include costs incurred for delivery of the products to customers, and are included in selling expenses. Shipping and handling costs were $3,344 and $36,823 for the years ended April 30, 2025 and 2024, respectively.

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

In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the CODM or decision-making group, in deciding how to allocate resources and in assessing performance. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s CODM for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the CODM, reviews operating results by the revenue of different products. Based on management’s assessment, the Company has determined that it has three operating segments as defined by ASC 280, including sale of food and beverage, sale of indoor home improvement products and accessories and consulting services.

The following tables present summary information by segment for the years ended April 30, 2025 and 2024, respectively:

	For the year ended April 30, 2025
	Sale of food and beverage	Sale of indoor home improvement products	Consulting services	Total
Sales	$624,846	$10,301,027	$179,487	$11,105,360
Cost of sales	332,941	5,973,905	95,637	6,402,483
Operating expense	855,046	7,967,752	245,612	9,068,410
Loss from operations	(563,141)	(3,640,630)	(161,762)	(4,365,533)
Other expenses, net	(5,099)	(30,775)	-	(35,874)
Income tax expense (benefit)	4,795	9,103)	1,378	(2,930)
Net loss	$(573,035)	$(3,662,302)	$(163,140)	$(4,398,477)
Capital expenditure	$736	$68,905	$211	$69,852
Total reportable assets	$1,115,814	$13,821,261	$-	$14,937,075

	For the year ended April 30, 2024
	Sale of food and beverage	Sale of indoor home improvement products	Consulting services	Total
Revenues, net	$3,107,583	$8,627,987	$185,000	$11,920,570
Cost of revenue	1,637,583	4,849,898	97,488	6,584,969
Operating expenses	668,425	3,251,451	25,240	3,945,116
Income from operations	801,575	526,638	62,272	1,390,485
Other expenses, net	(1,411)	(27,264)	—	(28,675)
Income tax expense	235,033	128,702	—	363,735
Net income	$565,131	$370,672	$62,272	$998,075
Capital expenditure	$6,138	$121,812	—	$127,950
Total reportable assets	$2,119,176	$10,779,384	—	$12,898,560

For the years ended April 30, 2025 and 2024, and as of April 30, 2025 and 2024, all of the Company’s assets are located in the United States and substantial portion of the revenue was derived from customers located in the United States.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash and cash equivalent, accounts receivable, inventories, prepaid expenses and other current assets, short-term loan payable, accounts payable, accrued expenses and other current liabilities and deferred revenue approximate the fair value of the respective assets and liabilities as of April 30, 2025 and 2024 based upon the short-term nature of the assets and liabilities.

The Company believes that the carrying amount of long-term loan approximates its fair value at April 30, 2025 and 2024 based on the terms of the borrowings and current market rates as the rates of the borrowings are reflective of the current market rates.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU assets are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The right-of-use (“ROU”) asset is initially measured as the amount of lease liability, adjusted for any initial lease costs, prepaid lease payments, and reduced by any lease incentives. There was no impairment of the Company’s ROU assets as of April 30, 2025 and 2024.

Statement of Cash Flows

In accordance with ASC 230, “Statement of Cash Flows,” cash flows from the Company’s operations are formulated based upon the local currencies using the average exchange rate in the period. As a result, amounts related to assets and liabilities reported on the unaudited consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

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

Share-based Compensation

The Company accounts for share-based compensation awards to officers, directors, employees, and for acquiring goods and services from nonemployees in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the vesting period. The Company accounts for forfeitures when they occur.

Earnings (loss) per Common Stock

Basic earnings (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares pertaining to warrants, stock options, and similar instruments had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding unvested restricted stock, options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). Potential common stock that has an anti-dilutive effect (i.e., those that increase income per common stock or decrease loss per common stock) are excluded from the calculation of diluted loss per share. For the years ended April 30, 2025 and 2024, the Company had 44,428 and 0 dilutive share with anti-dilutive effect.

The following table sets forth the computation of basic and diluted net loss per share for the years ended April 30, 2025 and 2024:

	For the years ended April 30,
	2025	2024
Net income (loss) for basic and diluted attributable to the Company	$(4,398,477)	$998,075
Weighted average common stock outstanding- Basic	15,284,826	14,509,359
Weighted average common stock outstanding-Diluted*	15,284,826	14,509,359
Net loss per share of common stock-basic	$(0.29)	$0.07
Net loss per share of common stock-diluted	$(0.29)	$0.07

*	Loss per share for basic and diluted weighted average shares outstanding are the same due to anti-dilutive effect resulting from the net loss for the year ended April 30, 2025.

Commitments and Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of April 30, 2025 and 2024, the Company has no such contingencies.

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

For the year ended April 30, 2025, no customer accounted for more than 10% of the Company’s total sales. For the year ended April 30, 2024, one customer accounted for approximately 19% of the Company’s total sales.

As of April 30, 2025, three customers accounted for 63%, 54% and 10% of the Company’s total outstanding accounts receivable balance, respectively. As of April 30, 2024, two customers accounted for 52% and 31% of the Company’s total outstanding accounts receivable balance, respectively.

For the year ended April 30, 2025, the Company had one major vendor accounted for 47% of the Company’s total purchases. As of April 30, 2025, accounts payable to this vendor was $3,044,093. For the year ended April 30, 2024, the Company had two major vendors accounted for 43% and 10% of the Company’s total purchases, respectively. As of April 30, 2024, accounts payable to these two vendors were $458,363 and nil, respectively.

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

In January 2025, the FASB issued ASU 2025-01 Income Statement-Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The FASB issued ASU 2024-03 on November 4, 2024-03 states that the amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Following the issuance of ASU 2024-03, the FASB was asked to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). Because of how the effective date guidance was written, a non-calendar year-end entity may have concluded that it would be required to initially adopt the disclosure requirements in ASU 2024-03 in an interim reporting period, rather than in annual reporting period. The FASB’s intent in the basis for conclusions of ASU 2024-03 is clear that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires the disaggregation of certain expense captions into specified categories in disclosures within the notes to the consolidated financial statements to provide enhanced transparency into the expense captions presented on the face of the statement of income and comprehensive income. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted, and may be applied either prospectively or retrospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. On January 6, 2025, FASB issued ASU 2025-01 that clarifies for non-calendar year-end entities the interim effective date of Accounting Standards Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Public business entities are required to adopt the guidance in Update 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its related disclosures.

In March 2025, the FASB issued ASU 2025-02—Liabilities (405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122. The amendments in this Update are effective immediately and on a fully retrospective basis to annual periods beginning after December 15, 2024. The Company is currently evaluating the effect of adoption of this standard to its consolidated financial statements and disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consisted of the following at April 30, 2025 and 2024:

	April 30, 2025	April 30, 2024
Accounts receivable	$1,831,619	$1,608,401
Less: allowance for credit losses	(557,201)	(24,698)
Less: sales return allowance	(205,988)	(205,988)
Accounts receivable, net	$1,068,430	$1,377,715

Accounts receivable by aging bucket as of April 30, 2025 and 2024, and subsequent collection of the outstanding accounts receivable as of the date of this report was issued, consisted of the following:

Accounts receivable by aging bucket	Balance as of April 30, 2025	Subsequent collection	% of subsequent collection
Less than six months	$799,760	$31,120	2.9%
Seven to nine months	201,912	201,912	18.9%
Ten to twelve months	66,758	66,758	6.2%
Total accounts receivable, net	$1,068,430	$299,789	28.1%

Accounts receivable by aging bucket	Balance as of April 30, 2024	Subsequent collection	% of subsequent collection
Less than six months	$1,276,024	$1,276,024	92.6%
Seven to nine months	94,820	94,820	6.9%
Ten to twelve months	6,871	6,871	0.5%
Total accounts receivable, net	$1,377,715	$1,377,715	100.0%

The movement of allowance for credit losses and sales return allowance is as follows:

	April 30, 2025	April 30, 2024
Beginning balance	$230,686	$175,428
Additions (recovery) of allowance for credit loss	532,503	(37,134)
Sales return allowance	—	92,392
Ending balance	$763,189	$230,686

NOTE 4 — INVENTORY, NET

Inventories, net, consisted of the following:

	April 30, 2025	April 30, 2024
Finished goods and merchandise	$4,784,269	$4,282,334
Inventory valuation allowance	—	—
Total inventory, net	$4,784,269	$4,282,334

NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets, consisted of the following:

	April 30, 2025	April 30, 2024
Advance to vendors(i)	$302,346	$35,159
Security deposits(ii)	158,830	152,842
Prepaid service fee(iii)	2,615,385	-
Total	$3,076,561	$188,001

(i)	Advance to vendors represents cash paid to various vendors for inventory purchase. Advances to vendors are reviewed periodically to determine whether their carrying value has become impaired. The Company considers the assets to be impaired if the realization of the advance becomes doubtful. The Company uses the aging method to estimate the allowance for credit loss for unrealizable balances. In addition, at each reporting date, the Company generally determines the adequacy of allowance for credit loss by evaluating all available information, and then records specific allowances for those advances based on the specific facts and circumstances. As of April 30, 2025 and 2024, there was no credit loss recorded as management believed that all of the advance to vendor balances were fully realizable.

(ii)	Security deposits represent rental security payment to the landlords for its warehouse and office facilities, which will be refunded upon maturity of the lease.

(iii)	Prepaid service fee represents various service agreements that the Company entered during fiscal year ended April 2025 for supply chain management service, logistics management service, market expanding and financial consulting services. The balances as of April 30, 20205, represented the un-amortized remaining balance based on the agreements.

NOTE 6 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	April 30, 2025	April 30, 2024
Furniture and fixture	$268,069	$249,989
Machinery and equipment	394,504	342,732
Vehicles	114,636	114,636
Subtotal	777,209	707,357
Less: accumulated depreciation	(506,705)	(364,548)
Property and equipment, net	$270,504	$342,809

Depreciation expenses were $142,158 and $120,174 for the years ended April 30, 2025 and 2024, respectively.

NOTE 7 — INTANGIBLE ASSETS, NET

Intangible asset, net consisted of the following:

	April 30, 2025	April 30, 2024
Software	$250,000	$250,000
Less: accumulated amortization	(72,917)	(22,917)
Intangible assets, net	$177,083	$227,083

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

Amortization expenses for the years ended April 30, 2025 and 2024 were $50,000 and $22,917, respectively.

As of April 30, 2025, the estimated future amortization expenses of the intangible assets were as follow:

12 months ending April 30,	Amortization expenses
2026	$50,000
2027	50,000
2028	50,000
2029	27,083
Total	$177,083

NOTE 8 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	April 30, 2025	April 30, 2024
Payroll and payroll tax payable	$113,278	$82,149
Accrued expenses	—	1,906
Sales tax payable	39,491	45,900
Credit card payable	6,199	54,866
Other payables	—	20,921
Total	$158,969	$205,742

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

On June 9, 2020, KZS entered into a loan agreement with KZ Kitchen Cabinet & Stone, Inc., an unrelated party whereby KZS borrowed $100,000, with an annual interest rate of 4.75% payable monthly, and the loan principal to be repaid at maturity on June 9, 2025. As of the date the consolidated financial statement is issued, the Company is still in the process to extend the loan term. Upon a breach of the agreement, interest will accrue at a compound rate of 10% per annum and KZ Kitchen Cabinet & Stone, Inc., may declare the unpaid principal balance together with all accrued but unpaid interest thereon and all other sums owed to it under the agreement, immediately due and payable. Following the Reorganization, this loan became an obligation of the Company.

Interest expense for the above-mentioned loans amounted to $23,881 and $18,644 for the years ended April 30, 2025 and 2024, respectively.

NOTE 10 — AUTO LOAN PAYABLES

On August 7, 2019, the Company entered a loan agreement with an auto dealer to purchase a vehicle. The loan has a maturity date on August 21, 2025 and bears interest at a rate of 4.79% per annum, payable monthly from September 21, 2019. During the years ended April 30, 2025 and 2024, the company repaid $7,928 and $9,361 (including principal and interest) for this loan. As of April 30 2025 and 2024, the outstanding balance for this loan was $2,966 and $10,895, respectively.

On October 25, 2022, the Company entered a loan agreement with another auto dealer to purchase a vehicle. The loan has a maturity date on November 9, 2025 and bears interest at a rate of 9.79% per annum, payable monthly from December 9, 2022. During the years ended April 30, 2025 and 2024, the Company repaid $24,970 and $15,190 (including principal and interest) for this loan. At January 27, 2025, the Company repaid this loan in full. As of April 30, 2025 and 2024, the outstanding balance for this loan was nil and $24,970, respectively.

On October 4, 2024, the Company entered a loan agreement with another auto dealer to purchase a vehicle. The loan has a maturity date on October 10, 2029 and bears interest at a rate of 6.75% per annum, payable monthly from October 10, 2024. During the years ended April 30, 2025 and 2024, the Company repaid $4,791 and nil (including principal and interest) for this loan. As of April 30, 2025, the outstanding balance for this loan was $43,099.

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

Total lease expenses amounted to $1.21 million and $1.03 million for the years ended April 30, 2025 and 2024, respectively. The Company’s ROU assets and lease liabilities are recognized using an effective interest rate of the range 3.38% to 10.50%, which was determined using the Company’s incremental borrowing rate.

For the years ended April 30, 2025 and 2024, the average remaining term of the lease is 3.80 years and 2.37 years, respectively.

The Company’s operating ROU assets and lease liabilities were as follows:

	April 30, 2025	April 30, 2024
Operating ROU:
Operating lease right-of-use assets	$6,038,660	6,038,660
Less: accumulated amortization of ROU assets	(2,240,408)	(1,357,870)
ROU assets, net	$3,798,252	$4,680,790

Operating lease liabilities:
Operating lease liabilities, current	$967,924	$1,122,059
Operating lease liabilities, non-current	3,107,642	3,818,544
Total lease liabilities	$4,075,566	$4,940,603

As of April 30, 2025, future maturity of the Company’s operating lease liabilities is as follows:

Years Ending April 30,	Operating lease liabilities
2026	$1,232,091
2027	1,225,596
2028	1,268,869
2029	714,193
2030	227,679
Total lease payments	4,668,428
Less: imputed interest	(592,862)
Total lease liabilities	$4,075,566

Finance lease

Effective August 15, 2022, the Company entered a 36-month lease with an unrelated vendor to lease a forklift with monthly payment of $804 and lease expiration date on July 15, 2025. At the lease expiration date, the Company has the option to renew on a month-to-month basis at the same monthly lease payment or purchase the equipment.

Effective January 2, 2025, the Company entered a 60-month lease with an unrelated vendor to lease a forklift with monthly payment of $1,207 and lease expiration date on January 2, 2030. At the lease expiration date, the Company has the option to purchase the equipment at $1.

The Company’s finance ROU assets and lease liabilities were as follows:

April 30, 2025
Finance ROU:
Finance lease right-of-use assets	$58,128
Less: accumulated amortization of ROU assets	(3,875)
ROU assets, net	$54,253

Finance lease liabilities:
Finance lease liabilities, current	$12,249
Finance lease liabilities, non-current	45,940
Total lease liabilities	$58,189

The components of lease costs, lease term and discount rate with respect of the forklift lease with an initial term of more than 12 months are as follows:

	For the years Ended April 30, 2025	For the years Ended April 30, 2024
Finance lease expense	$1,700	$903
Weighted average remaining lease term (years) – finance leases	4.54	1.21
Weighted average discount rate - finance leases	5.50%	5.50%

The following is a schedule, by years, of maturities of finance lease liabilities as of April 30, 2025:

For the 12 months ending	Finance Leases
2026	$16,892
2027	14,480
2028	14,480
2029	14,480
2030	10,860
Total undiscounted cash flows	71,192
Less: imputed interest	(13,003)
Total finance lease liabilities	$58,189

NOTE 12 — INCOME TAXES

Marwynn is a Nevada holding company subject to 21% corporate federal income tax rate. There is no state income tax rate because no state income tax is levied in Nevada. Marwynn is a holding company and does not have active operations as of April 30, 2025.

FuAn, Grand Forest and KZS were incorporated in the State of California, and are subject to 21% corporate federal income tax rate and 8.84% California state income tax rate. Marwynn, FuAn, Grand Forest and KZS file separate corporate income tax returns instead of a consolidated income tax return.

For the years ended April 30, 2025, and 2024, the provision for income taxes consisted of the following:

	April 30, 2025	April 30, 2024
Current:
Federal income tax expense	$103,885	$265,115
State income tax expense	49,452	127,111
Deferred:
Federal income tax benefit	(117,269)	(21,381)
State income tax benefit	(38,998)	(7,110)
Total income tax expense (benefit)	$(2,930)	$363,735

The following table reconciles the Company’s effective income tax rate for the years ended April 30, 2025 and 2024:

	Year ended April 30, 2025	Year ended April 30, 2024
Federal statutory rate	(21.0)%	21.0%
State statutory rate, net of effect of state income tax deductible to federal income tax	(6.98)%	6.98%
Permanent difference – penalties, interest, and others	0.34%	1.55%
Valuation allowance	27.57%	(1.64)%
Effective tax rate	(0.07)%	27.89%

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are comprised of the following:

	April 30, 2025	April 30, 2024
Deferred tax assets:
Sales allowance	$57,643	$57,643
Bad debt expense	155,925	6,911
Operating lease liabilities, net of ROU	77,602	72,705
Finance lease liabilities, net of ROU	432	—
NOL	122,023	—
Valuation allowance	(120,098)	—
Deferred tax assets, net	$293,527	$137,259

Deferred tax liability:
Depreciation expense	41,531	42,211
Deferred tax assets, net of deferred tax liability	$251,996	$95,048

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As April 30, 2025 and 2024, the Company had $12,131 and $13,091 accrued interest and penalties related to understated income tax payments, respectively. For the years ended April 30, 2025 and 2024, the Company recorded $6,173 and $13,091 of interest and penalties related to understated income tax payments, respectively. The Company intends to file amended income tax returns for these two fiscal years with respect to these positions within the next few months.

NOTE 13 — RELATED PARTY TRANSACTIONS

The Company’s related party transactions consisted of the following:

Due from related parties

Name of Related Party	Nature	Relationship	April 30, 2025	April 30, 2024
Yin Yan	Other receivable	Chief Executive Officer (“CEO”) and owned 81% of equity interest of FuAn (before reorganization) and owns 40% of common shares and 100% of preferred shares of Marwynn	$193,853	—
Total			$193,853	$—

As of April 30, 2025, the balance of due from a related party was comprised of advances payment that the Company paid to the related party. On May 20, 2025, the Company received the full payment from this related party

Due to related parties

Name of Related Party	Nature	Relationship	April 30, 2025	April 30, 2024
Yin Yan*	Other payable	Chief Executive Officer (“CEO”) and owned 81% of equity interest of FuAn (before reorganization) and owns 40% of common shares and 100% of preferred shares of Marwynn	$—	500
Fulai Wang****	Promissory Note	Spouse of Yin Yan and owned 36% of equity interest of Grand Forest (before reorganization) and owns 12% of common shares of Marwynn	40,000	250,000
Zhifen Zhou**	Other payable	Chief Financial Officer (“CFO”) and Director of KZS (before reorganization)	—	273
Sen Zhong****	Promissory Note	Spouse of Zhifen Zhou, owned 57% of equity interest of Grand Forest (before reorganization) and owns 19% of common shares of Marwynn	396,417	572,481
Hong Le Liang****	Promissory Note	CEO of Grand Forest and KZS, owned 7% of equity interest of Grand Forest and 67% of equity interest of KZS (before reorganization), and owns 12% of common shares of Marwynn	247,245	292,825
H&S Construction***	Promissory Note	An entity controlled by Hong Le Liang	—	103,463
Total			$683,662	$1,219,542

*	As of July 24, 2024, the advance has been repaid in full.

**	As of May 3, 2024, the advance has been repaid in full.

***	As of April 30, 2025, the advance has been repaid in full.

****	As of April 30, 2025, the advances were memorialized pursuant to unsecured promissory notes between Grand Forest and the holders. The unsecured promissory notes are payable on demand on or after August 1, 2025, and carry no interest. In the absence of any demand, the entire principal shall be due on July 31, 2029.

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

Initial public offering (the “IPO”)

On March 12, 2025, the Company entered into an underwriting agreement with American Trust Investment Services, Inc (the “Underwriter”) in connection with the Company’s IPO of 2,000,000 shares of Class A common stock, at a price of $4.00 per share, less underwriting discounts and commissions.

The IPO closed on March 14, 2025, and the Company received net proceeds of approximately $7.16 million, after deducting underwriting discounts and commissions and estimated IPO offering expenses payable by the Company.

On April 4, 2025, the Underwriter purchased 50,000 additional shares of the Company’s common stock, at a price of $4.00 per share (the “Over-Allotment Shares”). As a result, the Company has raised net proceeds of approximately $184,000, after underwriting discounts and commissions.

The Company also agreed to issue to the Representative (or its permitted assignees) a warrant (“Representative Warrant”) to purchase up to 100,000 shares of Common Stock (and up to 115,000 shares of Common Stock assuming the Representative’s option is exercised in full), which is equal to 5% of the shares sold in the Offering, exercisable for cash or on a cashless basis at a per share price equal to $4.80 per share. The Representative Warrant will be exercisable at any time, and from time to time, in whole or in part, after 180 days from March 11, 2025, and will expire on March 11, 2030. The Company accounted for the warrants issued based on the FV method under FASB ASC Topic 505, and the FV of the warrants was calculated using the Black-Scholes model under the following assumptions: life of 5 years, volatility of 100%, risk-free interest rate of 4.03% and dividend yield of 0%. The FV of the warrants issued at the grant date was $321,681. The warrants issued in this financing were classified as equity instruments.

Following is a summary of the activities of warrants for the period ended April 30, 2025:

	Number of Warrants	Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding as of April 30, 2024	—	$—	—
Exercisable as of April 30, 2024	—	$—	—
Granted	100,000	4.80	5.00
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of April 30, 2025	100,000	$4.80	4.95
Exercisable as of April 30, 2025	—	$—	—

As of April 30, 2025 and 2024, total number of shares of common stock issued and outstanding was 17,054,004 shares and 15,004,004 shares, respectively, at par value of $0.001 per share; total number of shares of preferred stock issued and outstanding was 135,000 shares. The number of authorized and outstanding common stock were retrospectively applied as if the transaction occurred at the beginning of the period presented.

Shares-based compensation

On July 24, 2024, the Board of Directors granted non-qualified stock options to each of its three independent directors. Each director received options to purchase 31,000 shares of the Company’s common stock at an exercise price of $1.6129 per share. The stock options have a term of 10 years and are vested in three equal annual installments beginning on the first anniversary of the grant date, subject to continued service as a director on each applicable vesting date.

The grant-date fair value of the stock options awarded to directors was $351,500, total compensation expense related to these options will be recognized on a straight-line basis over the three-year vesting period. For the year ended April 30, 2025, the Company recognized $90,080 share-based compensation expense for the options to three directors. As of April 30, 2025, unrecognized compensation expense related to these options was $261,420.

Following is a summary of the activities of stock options for the year ended April 30, 2025:

	Number of Stock Options	Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding as of April 30, 2024	—	$—	—
Exercisable as of April 30, 2024	—	$—	—
Granted	93,000	1.61	10.00
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of April 30, 2025	93,000	$1.61	9.23
Exercisable as of April 30, 2025	31,000	$1.61	9.23

NOTE 15 — SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the consolidated financial statements were issued and determined the Company has following subsequent events that need to be disclosed.

On May 10, 2025, the Company’s subsidiary Fuan entered into a short-term note receivable agreement with a third-party company Bio Essence Pharmaceutical Inc. to lend $500,000 to this company to at a fixed annual interest rate of 10% with maturity date on December 10, 2025.