Form 10-Q
period 2025-07-31
Marwynn Holdings, Inc.
filed 2025-09-15
CIK 2030522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

or

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

There were 17,054,004 shares of common stock, $0.001 par value, of the registrant issued and outstanding as of September 15, 2025.

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

MARWYNN HOLDINGS, INC.

FORM 10-Q

For the Quarterly Period Ended July 31, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MARWYNN HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Amount in U.S. dollars, except for number of shares)

	July 31, 2025 (Unaudited)	April 30, 2025

ASSETS

Current Assets
Cash	$213,971	$1,261,874
Accounts receivable, net	1,086,023	1,068,430
Due from a related party	-	193,853
Inventories, net	4,552,202	4,784,269
Note receivable	690,000	-
Prepaid expenses and other current assets	786,822	3,076,561
Total Current Assets	7,329,018	10,384,987

Non-Current Assets
Property and equipment, net	232,642	270,504
Intangible assets, net	164,583	177,083
Operating lease right-of-use assets, net	3,567,250	3,798,252
Finance lease right-of-use assets, net	51,347	54,253
Deferred tax assets	251,996	251,996
Total Non-Current Assets	4,267,818	4,552,088
TOTAL ASSETS	$11,596,836	$14,937,075

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Short-term loan payable	$100,000	$100,000
Accounts payable	4,061,285	3,884,769
Deferred revenue	532,968	730,482
Accrued expenses and other current liabilities	218,967	158,969
Operating lease liabilities – current	984,569	967,924
Financing lease liability – current	10,081	12,249
Income tax payable	229,118	227,610
Auto loan payable - current	9,581	12,547
Due to related parties	232,642	683,662
Total Current Liabilities	6,379,211	6,778,212

Non-Current Liabilities
Operating lease liabilities – non-current	2,862,091	3,107,642
Finance lease liabilities – non-current	43,335	45,940
Auto loan payable - non-current	30,897	33,518
Total Non-Current Liabilities	2,936,323	3,187,100

Total Liabilities	9,315,534	9,965,312

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.001, 5,000,000 shares authorized; 135,000 shares and 0 shares Series A Super Voting Preferred Stock designated, issued and outstanding at July 31, 2025 and April 30, 2025, respectively	135	135
Common stock, par value $0.001, 45,000,000 shares authorized; 17,054,004 shares issued and outstanding at July 31, 2025 and April 30, 2025, respectively	17,054	17,054
Additional Paid-in Capital	8,960,926	8,931,634
Accumulated deficit	(6,696,813)	(3,977,060)
Total Stockholders' Equity	2,281,302	4,971,763

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,596,836	$14,937,075

*	Share and per share data are presented on a retroactive basis to reflect the effects of (i) 1.55-for-1 forward stock split of the common stock, and (ii) 4.5-for-1 forward stock split of the Series A Super-Voting Preferred Stock effected on September 9, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARWYNN HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amount in U.S. dollars, except for number of shares)

	For the three months ended July 31,
	2025	2024

Revenues, net	$2,343,959	$2,842,608
Cost of revenues	(1,349,613)	(1,444,553)
Gross profit	994,346	1,398,055

Operating expenses
Selling expenses	(1,436,730)	(157,729)
General & administrative expenses	(2,271,863)	(1,470,162)

Total operating expenses	(3,708,593)	(1,627,891)

Loss from operations	(2,714,247)	(229,836)

Other income (expenses)
Other income (expense)	(2,036)	1,808
Interest expense	(1,962)	(13,762)
Total other expenses, net	(3,998)	(11,954)

Loss before income tax provision	(2,718,245)	(241,790)

Income tax provision	(1,508)	(86,741)

Net loss	$(2,719,753)	$(328,531)

Net loss per common stock
Basic and diluted*	$(0.16)	$(0.02)
Weighted average number of common shares outstanding
Basic and Diluted**	17,054,004	15,004,004

*	Share and per share data are presented on a retroactive basis to reflect the effects of (i) 1.55-for-1 forward stock split of the common stock, and (ii) 4.5-for-1 forward stock split of the Series A Super-Voting Preferred Stock effected on September 9, 2024.

**	Earnings per share for basic and diluted weighted average shares outstanding are the same due to anti-dilutive effect resulting from the net loss for the three months ended July 31, 2025 and 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARWYNN HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JULY 31, 2025 AND 2024

(Amount in thousands of U.S. dollars, except for number of shares)

					Additional	(Accumulated deficit)	Total
	Preferred shares		Common shares		paid-in	Retained	stockholders'
	Shares	Amount	Shares	Amount	capital	earnings	equity
Balance as of April 30, 2025	135,000	$135	17,054,004	$17,054	$8,931,634	$(3,977,060)	$4,971,763

Net loss for the period	-	-	-	-	-	(2,719,753)	(2,719,753)

Share-based compensation expense	-	-	-	-	29,292	-	29,292

Balance as of July 31, 2025	135,000	$135	17,054,004	$17,054	$8,960,926	$(6,696,813)	$2,281,302

Balance as of April 30, 2024	135,000	$135	15,004,004	$15,004	$2,384,891	$421,417	$2,821,447

Net loss for the period	-	-	-	-	-	(328,531)	(328,531)

Balance as of July 31, 2024	135,000	$135	15,004,004	$15,004	$2,384,891	$92,886	$2,492,916

*	Share and per share data are presented on a retroactive basis to reflect the effects of (i) 1.55-for-1 forward stock split of the common stock, and (ii) 4.5-for-1 forward stock split of the Series A Super-Voting Preferred Stock effected on September 9, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARWYNN HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount in U.S. dollars, except for number of shares)

	For the three months ended July 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,719,753)	$(328,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,362	39,965
Bad debt expense	-	(5,760)
Amortization of operating lease right-of-use asset	303,792	299,967
Amortization of finance lease right-of-use asset	4,166	-
Share-based compensation expense	29,292	-
Deferred tax assets	-	4,127
Changes in operating assets and liabilities:
Accounts receivable	(17,593)	460,749
Inventories	232,067	(196,002)
Prepaid expenses and other current assets	2,289,739	(905,339)
Deferred IPO costs	-	(342,372)
Accounts payable	176,516	294,200
Deferred revenue	(197,513)	4,101
Tax payable	1,508	(70,119)
Accrued expenses and other current liabilities	59,997	52,082
Operating lease liabilities	(301,696)	(291,414)
Finance lease liabilities	(6,033)	(2,263)

Net Cash Used in Operating Activities	(95,149)	(986,609)

CASH FLOWS FROM INVESTING ACTIVITIES
Note receivable	(690,000)	-
Purchase of property and equipment	-	(5,000)

Net Cash Used in Investing Activities	(690,000)	(5,000)

CASH FLOWS FORM FINANCING ACTIVITIES:
Repayment of auto loan payable	(5,588)	(5,414)
Repayment of loan from shareholder	193,853	-
Repayment of due to related parties	(451,019)	(66,055)

Net Cash Used in Financing Activities	(262,754)	(71,469)

Net change in cash	(1,047,903)	(1,063,078)

Cash, beginning of the period	1,261,874	1,364,780

Cash, end of the period	$213,971	$301,702

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$-	$152,733
Cash paid for interest	$1,963	$12,989

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

As of July 31, 2025, the unaudited condensed consolidated financial statements of the Company include the following entities:

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

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, the Company had net loss of $2,719,753 for the three months ended July 31, 2025 and cash outflow from operating activities of $95,149 for the three months ended July 31, 2025. The management plans to increase its revenue of FuAn by diversifying its markets from major mass market channels to ethnic supermarkets chains. In addition, FuAn has already finished the setup process to become a vendor to some major food distributors. The Company plans to increase Grand Forest’s revenue by providing more customized products to customers. Also, Company plans to expand the market for its products to southern California. The Company had unsecured promissory notes with several stockholders with a total balance of $0.23 million as of July 31, 2025. These unsecured promissory notes are payable on demand on or after August 1, 2025, and carry no interest. In the absence of any demand, the entire principal should be due on July 31, 2029. The unsecured promissory notes were still outstanding as of this report date. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others.

The Company had $213,971 cash on hand and working capital of approximately $0.95 million as of July 31, 2025. The Company has historically funded its working capital needs primarily from operations and shareholder loans. The working capital requirements are affected by the efficiency of operations and depend on the Company’s ability to increase its revenue. However, the Company may need additional cash resources in the future if the Company experiences changed business conditions or other developments and may also need additional cash resources in the future if the Company wishes to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. If it is determined that the cash requirements exceed the Company’s amounts of cash on hand, the Company may seek to issue debt or equity securities or obtain a credit facility.

Based on above reasons, there is a substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the issuance of the unaudited condensed consolidated financial statements.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to the Quarterly Report on Form 10-Q and Article 8 Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes for the years ended April 30, 2025 and 2024 included in the Company's Annual Report on Form 10-K , as filed with the Securities and Exchange Commission on August 8, 2025. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the three months ended July 31, 2025 are not necessarily indicative of the results that may be expected for the year ending April 30, 2026. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in the consolidation.

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the unaudited condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. These estimates and judgments include, but are not limited to, revenue recognition, sales return allowance, estimates used in the lease accounting, the allowance for credit loss, income taxes, the useful lives of long-lived assets and assumptions used in assessing impairment of long-lived assets, and stock-based compensation. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual amounts may differ from the estimated amounts, such differences are not likely to be material.

Cash

Cash include cash on hand and demand deposits that are highly liquid in nature and have original maturities when purchased of three months or less. The Company’s cash is maintained at financial institutions in the United States of America. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation (“FDIC”)’s federally insured limits. The standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category. The bank deposits exceeding the standard insurance amount will not be covered. As of July 31, 2025 and April 30, 2025, cash balances held in the banks, exceeding the standard insurance amount, are $nil and $514,682, respectively. The Company has not experienced any losses in accounts held in these financial institutions and believes it is not exposed to any risks on its cash held in these financial institutions.

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

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the historical carrying amount net of allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including historical losses, the age of the receivable balance, the customer’s historical payment patterns, its current credit-worthiness and financial condition, and current market conditions and economic trends. Accounts are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of July 31, 2025 and April 30, 2025, the Company had allowance for credit losses of $557,201.

Inventories, Net

Inventories consist of merchandise held for sale and are stated at the lower of cost or net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recorded in cost of sales in the consolidated statement of income in the period in which it occurs. For indoor home improvement products, inventory costs primarily include merchandise costs and freight in costs. No assembly labor and overhead costs are allocated to indoor home improvement products because these costs are immaterial. Grand Forest determines inventory costs using the moving weighted average cost method. FuAn determined inventory costs using First-in-First-out method (“FIFO”). The Company records reserve for estimated losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. The Company assesses the need for valuation allowances for slow-moving, excess and obsolete inventories by estimating the net recoverable value of such goods based upon inventory category, inventory age, specifically identified items and overall economic conditions. There was no inventory allowance as of July 31, 2025 and April 30, 2025.

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

The Company evaluates events and changes in circumstances that could indicate the carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of those assets, the Company records an impairment charge in the period in which such a determination is made. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on the above analysis, no impairment loss was recognized related to these long-lived assets as of July 31, 2025 and April 30, 2025.

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

Sales Returns and Allowances

For food and beverage and indoor home improvement product sales, the Company accrues estimated sales returns based on past experience and the current trend of product sales. The allowance for sales returns at July 31, 2025 and April 30, 2025, amounted to $205,988 and $205,988, respectively.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by product or service type:

	For the three months ended July 31
	2025	2024
	(Unaudited)	(Unaudited)
Revenue from sales
Food and beverage	$-	$44,886
Indoor home improvement products	2,302,709	2,749,483
Total sales revenues	$2,302,709	$2,794,369
Revenue from consulting services	41,250	48,239
Total revenues	$2,343,959	$2,842,608

Contract Assets and Liabilities

The Company did not have contract assets as of July 31, 2025 and April 30, 2025.

Contract liabilities are recognized for contracts where payment has been received in advance of product delivery. The Company’s contract liabilities, which are reflected in its unaudited condensed consolidated balance sheets as deferred revenue of $532,968 and $730,482  as of July 31, 2025 and April 30, 2025, respectively, consist primarily of fees received from customers in advance of product delivery. These amounts represented the Company’s unsatisfied performance obligations as of the balance sheet dates. The amounts of revenue recognized for the three months ended July 31, 2025 and 2024 that were included in the deferred revenue were $330,449 and $20,951, respectively.

Cost of Revenues

Cost of revenues consists of merchandise purchase costs, warehousing labor and other costs, duty and freight-in costs, packaging costs, and labor costs associated with providing consulting services to customers.

Shipping and Handling Costs

Shipping and handling costs include costs incurred for delivery of the products to customers, and are included in selling expenses. Shipping and handling costs were $1,590 and $345 for the three months ended July 31, 2025 and 2024, respectively.

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

The following tables present summary information by segment for the three months ended July 31, 2025 and 2024, respectively:

	For the three months ended July 31, 2025 (Unaudited)
	Sale of food and beverage	Sale of indoor home improvement products	Consulting services	Total
Revenues, net	$-	$2,302,709	$41,250	$2,343,959
Cost of revenues	-	1,349,561	52	1,349,613
Operating expenses	-	3,502,762	205,831	3,708,593
Loss from operations	-	(2,549,614)	(164,633)	(2,714,247)
Other expenses, net	(2,763)	(1,235)	-	(3,998)
Income tax expense (benefit)	-	-	(1,508)	(1,508)
Net loss	$(2,763)	$(2,550,849)	$(166,141)	$(2,719,753)
Capital expenditure	$-	$-	$-	$-
Total reportable assets	$1,022,500	$10,574,336	$-	$11,596,836

	For the three months ended July 31, 2024 (Unaudited)
	Sale of food and beverage	Sale of indoor home improvement products	Consulting services	Total
Revenues, net	$44,886	$2,749,483	$48,239	$2,842,608
Cost of revenues	23,773	1,395,232	25,548	1,444,553
Operating expenses	138,366	1,379,100	110,425	1,627,891
Loss from operations	(117,253)	(24,849)	(87,734)	(229,836)
Other expenses, net	—	11,954	—	11,954
Income tax expense	736	85,215	790	86,741
Net income	$(117,989)	$(122,018)	$(88,524)	$(328,531)
Capital expenditure	$—	$5,000	—	$5,000
Total reportable assets	$1,357,601	$10,873,506	—	$12,231,107

For the three months ended July 31, 2025 and 2024, and as of July 31, 2025 and April 30, 2025 , all of the Company’s assets are located in the United States and substantial portion of the revenue was derived from customers located in the United States.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash, accounts receivable, inventories, prepaid expenses and other current assets, short-term loan payable, accounts payable, accrued expenses and other current liabilities and deferred revenue approximate the fair value of the respective assets and liabilities as of July 31, 2025 and April 30, 2025 based upon the short-term nature of the assets and liabilities.

The Company believes that the carrying amount of long-term loan approximates its fair value at July 31, 2025 and April 30, 2025 based on the terms of the borrowings and current market rates as the rates of the borrowings are reflective of the current market rates.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU assets are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The right-of-use (“ROU”) asset is initially measured as the amount of lease liability, adjusted for any initial lease costs, prepaid lease payments, and reduced by any lease incentives. There was no impairment of the Company’s ROU assets as of July 31, 2025 and April 30, 2025.

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

Earnings (loss) per Common Stock

Basic earnings (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares pertaining to warrants, stock options, and similar instruments had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding unvested restricted stock, options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). Potential common stock that has an anti-dilutive effect (i.e., those that increase income per common stock or decrease loss per common stock) are excluded from the calculation of diluted loss per share. For the three months ended July 31, 2025 and 2024, the Company had 54,385 and 0 dilutive share with anti-dilutive effect.

The following table sets forth the computation of basic and diluted net loss per share for the three months ended July 31, 2025 and 2024:

	For the three months ended July 31, (unaudited)
	2025	2024
Net loss for basic and diluted attributable to the Company	$(2,719,753)	$(328,531)
Weighted average common stock outstanding- Basic	17,054,004	15,004,004
Weighted average common stock outstanding-Diluted*	17,054,004	15,004,004
Net loss per share of common stock-basic	$(0.16)	$(0.02)
Net loss per share of common stock-diluted	$(0.16)	$(0.02)

*	Loss per share for basic and diluted weighted average shares outstanding are the same due to anti-dilutive effect resulting from the net loss for the three months ended July 31, 2025 and 2024.

Commitments and Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of July 31, 2025 and April 30, 2025, the Company has no such contingencies.

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

For the three months ended July 31, 2025, one customer accounted for 13% of the Company’s total sales. For the three months ended July 31, 2024, on customer accounted for more than 10% of the Company’s total sales.

As of July 31, 2025, three customers accounted for 66%, 45% and 21% of the Company’s total outstanding accounts receivable balance, respectively. As of April 30, 2025, three customers accounted for 63%, 54% and 10% of the Company’s total outstanding accounts receivable balance, respectively.

For the three months ended July 31, 2025, the Company had three vendors accounted for 47%, 15% and 13% of the Company’s total purchases. For the three months ended July 31, 2024, the Company had four vendors accounted for 33%,18%,13% and 11% of the Company’s total purchase, respectively.

As of July 31, 2025, one vendor accounted for 73% of the Company’s total outstanding accounts payable balance. As of April 30, 2025, one vendor accounted for 78% of the Company’s total outstanding accounts payable balance.

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

In March 2025, the FASB issued ASU 2025-02—Liabilities (405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122. The amendments in this Update are effective immediately and on a fully retrospective basis to annual periods beginning after December 15, 2024. The Company is currently evaluating the effect of adoption of this standard to its unaudited condensed consolidated financial statements and disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s unaudited condensed financial statement presentation or disclosures.

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consisted of the following at July 31, 2025 and April 30, 2025:

	July 31, 2025 (unaudited)	April 30, 2025
Accounts receivable	$1,849,212	$1,831,619
Less: allowance for credit losses	(557,201)	(557,201)
Less: sales return allowance	(205,988)	(205,988)
Accounts receivable, net	$1,086,023	$1,068,430

Accounts receivable by aging bucket as of July 31, 2025 and April 30, 2025, consisted of the following:

Accounts receivable by aging bucket	Balance as of July 31, 2025 (unaudited)	Balance as of April 30, 2025
Less than six months	$581,991	$799,760
Seven to nine months	132,252	201,912
Ten to twelve months	371,780	66,758
Total accounts receivable, net	$1,086,023	$1,068,430

As of the date of this report, subsequent collection of the outstanding accounts receivable as of July 31, 2025 was $305,660, and subsequent collection of the outstanding accounts receivable as of April 30, 2025 was $557,633.

The movement of allowance for credit losses and sales return allowance is as follows:

	July 31, 2025 (unaudited)	April 30, 2025
Beginning balance	$763,189	$230,686
Additions (recovery) of allowance for credit loss	—	532,503
Sales return allowance	—	—
Ending balance	$763,189	$763,189

NOTE 4 — INVENTORIES, NET

Inventories, net, consisted of the following:

	July 31, 2025 (unaudited)	April 30, 2025
Finished goods and merchandise	$4,552,202	$4,784,269
Inventory valuation allowance	—	—
Total inventory, net	$4,552,202	$4,784,269

NOTE 5 — NOTE RECEIVABLE

On May 10, 2025, the Company’s subsidiary FuAn entered into a short-term note receivable agreement with a third-party company Bio Essence Pharmaceutical Inc. (“ Bio Essence”) to lend $500,000 to Bio Essence at a fixed annual interest rate of 10% with maturity date on December 10, 2025.

On June 5, 2025 and July 10, 2025, the Company advanced $100,000 and $90,000, respectively, to Bio Essence as a short-term borrowing with no interest. On August 4, 2025, the company received full repayment of $190,000 from Bio Essence (see Note 16).

As of July 31,2025, the outstanding balance of note receivable was $690,000.

NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets, consisted of the following:

	July 31, 2025 (unaudited)	April 30, 2025
Advance to vendors(i)	$43,883	$302,346
Security deposits(ii)	158,785	158,830
Prepaid service fee(iii)	577,496	2,615,385
Others	6,659	—
Total	$786,822	$3,076,561

(i)	Advance to vendors represents cash paid to various vendors for inventory purchase. Advances to vendors are reviewed periodically to determine whether their carrying value has become impaired. The Company considers the assets to be impaired if the realization of the advance becomes doubtful. The Company uses the aging method to estimate the allowance for credit loss for unrealizable balances. In addition, at each reporting date, the Company generally determines the adequacy of allowance for credit loss by evaluating all available information, and then records specific allowances for those advances based on the specific facts and circumstances. As of July 31, 2025 and April 30, 2025, there was no credit loss recorded as management believed that all of the advance to vendor balances were fully realizable.

(ii)	Security deposits represent rental security payment to the landlords for its warehouse and office facilities, which will be refunded upon maturity of the lease.

(iii)	Prepaid service fee represents various service agreements that the Company entered during fiscal year ended April 2025 for supply chain management service, logistics management service, market expanding and financial consulting services. The balances as of July 31, 2025, represented the unamortized remaining balance based on the agreements.

NOTE 7 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	July 31, 2025 (unaudited)	April 30, 2025
Furniture and fixture	$268,069	$268,069
Machinery and equipment	394,504	394,504
Vehicles	114,636	114,636
Subtotal	777,209	777,209
Less: accumulated depreciation	(544,567)	(506,705)
Property and equipment, net	$232,642	$270,504

Depreciation expenses were $37,862 and $27,465 for the three months ended July 31, 2025 and 2024, respectively.

NOTE 8 — INTANGIBLE ASSETS, NET

Intangible asset, net consisted of the following:

	July 31, 2025 (unaudited)	April 30, 2025
Software	$250,000	$250,000
Less: accumulated amortization	(85,417)	(72,917)
Intangible assets, net	$164,583	$177,083

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

Amortization expenses for the three months ended July 31, 2025 and 2024 were $12,500 and $12,500, respectively.

As of July 31, 2025, the estimated future amortization expenses of the intangible assets were as follow:

12 months ending July 31,	Amortization expenses
2026	$50,000
2027	50,000
2028	50,000
2029	14,583
Total	$164,583

NOTE 9 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	July 31, 2025 (unaudited)	April 30, 2025
Payroll and payroll tax payable	$152,235	$113,278
Sales tax payable	35,002	39,491
Credit card payable	31,730	6,199
Total	$218,967	$158,969

NOTE 10 — LOANS PAYABLE

Short-term Loan Payable

On June 9, 2020, KZS entered into a loan agreement with KZ Kitchen Cabinet & Stone, Inc., an unrelated party whereby KZS borrowed $100,000, with an annual interest rate of 4.75% payable monthly, and the loan principal to be repaid at maturity on June 9, 2025. As of the date the unaudited condensed consolidated financial statement is issued, the Company is still in the process to extend the loan term. Upon a breach of the agreement, interest will accrue at a compound rate of 10% per annum and KZ Kitchen Cabinet & Stone, Inc., may declare the unpaid principal balance together with all accrued but unpaid interest thereon and all other sums owed to it under the agreement, immediately due and payable. Following the Reorganization, this loan became an obligation of the Company.

Interest expense was $521 and $12,958 for the three months ended July 31, 2025 and 2024, respectively.

NOTE 11 — AUTO LOAN PAYABLES

On August 7, 2019, the Company entered a loan agreement with an auto dealer to purchase a vehicle. The loan has a maturity date on August 21, 2025 and bears interest at a rate of 4.79% per annum, payable monthly from September 21, 2019. During the three months ended July 31, 2025 and 2024, the company repaid $2,966 and $2,130 (including principal and interest) for this loan. On June 26, 2025, the Company repaid this loan in full. As of July 31, 2025 and April 30 2025, the outstanding balance for this loan was $nil and $2,966, respectively.

On October 4, 2024, the Company entered a loan agreement with another auto dealer to purchase a vehicle. The loan has a maturity date on October 10, 2029 and bears interest at a rate of 6.75% per annum, payable monthly from October 10, 2024. During the three months ended July 31, 2025 and 2024, the Company repaid $2,627 and nil (including principal and interest) for this loan. As of July 31, 2025 and April 30, 2025, the outstanding balance for this loan was $40,478 and $43,099, respectively.

NOTE 12 — LEASE

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

Total lease expenses amounted to $303,792 and $299,967 for the three months ended July 31, 2025 and 2024, respectively. The Company’s ROU assets and lease liabilities are recognized using an effective interest rate of the range 3.38% to 10.50%, which was determined using the Company’s incremental borrowing rate.

For the three months ended July 31, 2025 and 2024, the average remaining term of the lease is 3.56 years and 2.10 years, respectively.

The Company’s operating ROU assets and lease liabilities were as follows:

	July 31, 2025 (unaudited)	April 30, 2025
Operating ROU:
Operating lease right-of-use assets	$6,038,660	6,038,660
Less: accumulated amortization of ROU assets	(2,471,410)	(2,240,408)
ROU assets, net	$3,567,250	$3,798,252

Operating lease liabilities:
Operating lease liabilities, current	$984,569	$967,924
Operating lease liabilities, non-current	2,862,091	3,107,642
Total lease liabilities	$3,846,660	$4,075,566

As of July 31, 2025, future maturity of the Company’s operating lease liabilities is as follows:

Years Ending July 31,	Operating lease liabilities
2026	$1,230,345
2027	1,236,163
2028	1,279,831
2029	468,607
2030	151,787
Total lease payments	4,366,733
Less: imputed interest	(520,073)
Total lease liabilities	$3,846,660

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

The Company’s finance ROU assets and lease liabilities were as follows:

	July 31, 2025 (unaudited)	April 30, 2025
Finance ROU:
Finance lease right-of-use assets	$58,128	$58,128
Less: accumulated amortization of ROU assets	(6,781)	(3,875)
ROU assets, net	$51,347	$54,253

Finance lease liabilities:
Finance lease liabilities, current	$10,081	$12,249
Finance lease liabilities, non-current	43,335	45,940
Total lease liabilities	$53,416	$58,189

The components of lease costs, lease term and discount rate with respect of the forklift lease with an initial term of more than 12 months are as follows:

	For the three months ended July 31, 2025	For the three months ended July 31, 2024
Finance lease expense	$1,260	$150
Weighted average remaining lease term (years) – finance leases	4.43	0.96
Weighted average discount rate - finance leases	5.50%	5.50%

The following is a schedule, by years, of maturities of finance lease liabilities as of July 31, 2025:

For the 12 months ending	Finance Leases
2026	$14,480
2027	14,480
2028	14,480
2029	14,480
2030	7,240
Total undiscounted cash flows	65,159
Less: imputed interest	(11,742)
Total finance lease liabilities	$53,416

NOTE 13 — INCOME TAXES

Marwynn is a Nevada holding company subject to 21% corporate federal income tax rate. There is no state income tax rate because no state income tax is levied in Nevada. Marwynn is a holding company and does not have active operations as of July 31, 2025.

FuAn and Grand Forest were incorporated in the State of California, and are subject to 21% corporate federal income tax rate and 8.84% California state income tax rate. Marwynn, FuAn and Grand Forest file separate corporate income tax returns instead of a consolidated income tax return.

For the three months ended July 31, 2025, and 2024, the provision for income taxes consisted of the following:

	Three months ended July 31, 2025 (unaudited)	Three months ended July 31, 2024 (unaudited)
Current:
Federal income tax expense	$817	$55,695
State income tax expense	691	26,919
Deferred:
Federal income tax expense	—	3,097
State income tax expense	—	1,030
Total income tax expense	$1,508	$86,741

The following table reconciles the Company’s effective income tax rate for the three months ended July 31, 2025 and 2024:

	Three months ended July 31, 2025 (unaudited)	Three months ended July 31, 2024 (unaudited)
Federal statutory rate	(21.0)%	(21.0)%
State statutory rate, net of effect of state income tax deductible to federal income tax	(6.98)%	(6.98)%
Permanent difference – penalties, interest, and others	0.06%	2.29%
Valuation allowance	27.98%	61.56%
Effective tax rate	0.06%	35.87%

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are comprised of the following:

	July 31, 2025 (unaudited)	April 30, 2025
Deferred tax assets:
Sales allowance	$57,643	$57,643
Bad debt expense	155,925	155,925
Operating lease liabilities, net of ROU	78,189	77,602
Finance lease liabilities, net of ROU	579	432
NOL	178,289	122,023
Valuation allowance	(177,098)	(120,098)
Deferred tax assets, net	$293,527	$293,527

Deferred tax liability:
Depreciation expense	41,531	41,531
Deferred tax assets, net of deferred tax liability	$251,996	$251,996

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of July 31, 2025 and April 30, 2025, the Company had $13,639 and $12,131 accrued interest and penalties related to understated income tax payments, respectively. For the three months ended July 31, 2025 and 2024, the Company recorded $1,508 and $3,352 of interest and penalties related to understated income tax payments, respectively. The Company intends to file amended income tax returns for these two fiscal years with respect to these positions within the next few months.

NOTE 14 — RELATED PARTY TRANSACTIONS

The Company’s related party transactions consisted of the following:

Due from a related party

Name of Related Party	Nature	Relationship	July 31, 2025 (unaudited)	April 30, 2025
Yin Yan	Other receivable	Chief Executive Officer (“CEO”) and owned 81% of equity interest of FuAn (before reorganization) and owns 40% of common shares and 100% of preferred shares of Marwynn	$—	193,853
Total			$—	$193,853

As of April 30, 2025, due from a related party was the advances payment that the Company paid to the related party. On May 20, 2025, the Company received the full repayment from this related party. As of July 31, 2025, there is no balance of due from a related party.

Due to related parties

Name of Related Party	Nature	Relationship	July 31, 2025	April 30, 2025
Fulai Wang*	Promissory Note	Spouse of Yin Yan and owned 36% of equity interest of Grand Forest (before reorganization) and owns 12% of common shares of Marwynn	10,000	40,000
Sen Zhong*	Promissory Note	Spouse of Zhifen Zhou, owned 57% of equity interest of Grand Forest (before reorganization) and owns 19% of common shares of Marwynn	175,397	396,417
Hong Le Liang*	Promissory Note	CEO of Grand Forest and KZS, owned 7% of equity interest of Grand Forest and 67% of equity interest of KZS (before reorganization), and owns 12% of common shares of Marwynn	47,245	247,245
Total			$232,642	$683,662

*	As of July 31, 2025, the advances were memorialized pursuant to unsecured promissory notes between Grand Forest and the holders. The unsecured promissory notes are payable on demand on or after August 1, 2025, and carry no interest. In the absence of any demand, the entire principal shall be due on July 31, 2029. The unsecured promissory notes were still outstanding as of this report date.

NOTE 15 — STOCKHOLDERS’ EQUITY

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

Following is a summary of the activities of warrants for the period ended July 31, 2025:

	Number of Warrants	Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding as of April 30, 2025	100,000	$4.80	4.95
Exercisable as of April 30, 2025	—	$—	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of July 31, 2025 (unaudited)	100,000	$4.80	4.70
Exercisable as of July 31, 2025 (unaudited)	—	$—	—

As of July 31, 2025 and April 30, 2025, total number of shares of common stock issued and outstanding was 17,054,004 shares, at par value of $0.001 per share; total number of shares of preferred stock issued and outstanding was 135,000 shares. The number of authorized and outstanding common stock were retrospectively applied as if the transaction occurred at the beginning of the period presented.

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

The grant-date fair value of the stock options awarded to directors was $351,500, total compensation expense related to these options will be recognized on a straight-line basis over the three-year vesting period. For the three months ended July 31, 2025, the Company recognized $29,292 share-based compensation expense for the options to the three directors. As of July 31, 2025 and April 30, 2025, unrecognized compensation expense related to these options was $232,128 and $261,420, respectively.

Following is a summary of the activities of stock options for the three months ended July 31, 2025:

	Number of Stock Options	Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding as of April 30, 2025	93,000	$1.61	9.23
Exercisable as of April 30, 2025	—	$—	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of July 31, 2025 (unaudited)	93,000	$1.61	8.98
Exercisable as of July 31, 2025 (unaudited)	31,000	$1.61	8.98

NOTE 16 — SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the unaudited condensed consolidated financial statements were issued and determined the Company has following subsequent events that need to be disclosed.

On August 4, 2025, the Company received full repayment of the principal amounts of $190,000 from Bio Essence for the note receivable (see Note 5).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions, or projections, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under Part II - Item 1A Risk Factors of this Report, in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended April 30, 2025 and in the audited consolidated financial statements and notes included therein (collectively, the “2024 Annual Report”), as well as in our unaudited condensed consolidated financial statements and the related notes included in this Report. Pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the SEC, in preparing this discussion and analysis, we have presumed that readers have access to and have read the disclosure under the same heading contained in the 2024 Annual Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

For our food and non-alcoholic beverage supply chain business, we have temporarily paused certain imports from China and are actively pursuing alternative sourcing strategies, including domestic suppliers and international partners in lower-risk regions. In addition, trade-related disruptions—such as shipping delays, port congestion, or container shortages—can create further uncertainty and may require expedited shipping or last-minute procurement efforts at elevated cost. While these changes are intended to mitigate future exposure, they may result in near-term transitional costs, logistical inefficiencies, and supplier onboarding challenges. Diversifying our supply base can also increase production and transportation costs and introduce operational complexity. We are actively working with Costco and other retailers to introduce new products that are less sensitive to the tariff tensions between the U.S. and China. However, there can be no assurance that these efforts will be successful or that such measures will fully offset the challenges posed by current trade policies.

For our indoor home improvement products, due to the increased tariffs for products imported from Vietnam and other South East Aisa countries, we will actively negotiate with vendors for them absorbing partial burden from increased tariffs, as well as raise the prices of our products to cover increased costs. Increasing costs could slow our growth and negatively affect our financial results and operational metrics.

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

If tariffs escalate or global inflationary trends persist, our customers may face greater economic strain, which could in turn affect demand for our products. We remain focused on maintaining operational flexibility and adapting our supply chain to navigate these uncertainties and support long-term business performance. See “Risk Factors” discussed in our 2024 Annual Report, for additional information.

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

International Trade Policies

Current uncertainties about increases in tariffs of imported products from countries may have an adverse effect on our operations. In April 2025, the U.S. government increased import tariffs across a wide range of countries at various rates, including on product imports from almost all countries and individualized higher tariffs on certain countries. Based on the tariffs enacted and currently in effect, we anticipate incurring incremental tariff costs, additional costs that we may incur on products shipped to our customers, and costs as a result of pauses on certain of our product imports, in particular products from China. We expect to offset the impact of the enacted tariffs on our revenues with supply chain adjustments, sources of supply or manufacturing locations, and additional cost savings actions. For our food and non-alcoholic beverage supply chain business, we have temporarily paused certain imports from China and are actively pursuing alternative sourcing strategies, including domestic suppliers and international partners in lower-risk regions. We are actively working with Costco and our other customers to introduce new products that are less sensitive to the tariff tensions between the U.S. and China. However, if other additional tariffs are adopted, we would incur additional tariff costs that could be material. We are actively evaluating the potential impacts of these proposed tariffs, as well as our ability to mitigate their related impacts, this may affect our revenue and cost of revenues.

Three Months Ended July 31, 2025 compared to Three Months Ended July 31, 2024

Revenues

We derive our revenues from (i) sale of food and beverage, (ii) sale of indoor home improvement products, and (iii) consulting services. The following table presents our revenues by product and service types and as percentage of our total revenues for the periods presented.

	For the three months ended July 31,
	2025		2024		Variance
	USD	Percent	USD	Percent	Amount	Percent
Sale of Food and Beverage	$-	-%	$44,886	1.58%	$(44,886)	(100.00)%
Sale of Indoor Home Improvement Products	2,302,709	98.24%	2,749,483	96.72%	(446,774)	(16.25)%
Consulting Services	41,250	1.76%	48,239	1.7%	(6,989)	(14.49)%
Total revenues	$2,343,959	100%	$2,842,608	100.00%	$(498,649)	(17.54)%

Sales of food and beverage

Sales of food and beverage accounted for nil and 1.58% of total sales for the three months ended July 31, 2025 and 2024, respectively. Sales of food and beverage decreased by $44,886 or 100.00% from $44,886 for the three months ended July 31, 2024 to $nil for the three months ended July 31,2025. The decrease in our sales was primarily due to cease of the purchase orders from Costco, particularly in demand for White Rabbit ice creams. We are actively seeking new retailers and working with them to introduce new products that are less sensitive to the tariff tensions between the U.S. and China. We are also working with Costco on bringing more new products to their stores.

Sales of indoor home improvement products

Sales of indoor home improvement products accounted for 98.24% and 96.72% of total sales for the three months ended July 31, 2025 and 2024, respectively. Sales of indoor home improvement products decreased by $446,774, or 16.25% from $2,749,483 for the three months ended July 31, 2024 to $2,302,709 for the three months ended July 31, 2025. The decrease in our sales was mainly due to decrease of cabinets’ selling price for promoting and attracting new sales. For the three months ended July 31, 2025, we had approximately 1,715 sales orders, representing an increase of 71 sales orders, or 4.32%, compared with 1,644 sales orders for the three months ended July 31, 2024.

Consulting services

Revenue from consulting services accounted for 1.76% and 1.70% of total revenues for the three months ended July 31, 2025 and 2024, respectively. Revenue from consulting services decreased by $6,989, or 14.49% from $48,239 for the three months ended July 31, 2024 to $41,250 for the three months ended July 31, 2025. We started our consulting services business in March 2024 through providing supply chain and brand management services proposals and solutions to customers to help them optimize their inventory management and product distribution strategy, to reduce delivery times, shipping costs and diversify distribution channels.

Costs of Revenues

We derive our costs from (i) sale of food and beverage, (ii) sale of indoor home improvement products, and (iii) consulting services. The following table presents our costs of revenues as percentage of its corresponding revenue for the periods presented.

	For the three months ended July 31,
	2025		2024		Variance
	USD	Percent	USD	Percent	Amount	Percent
Sale of Food and Beverage	$-	-%	$23,773	52.96%	$(23,773)	(100.00)%
Sale of Indoor Home Improvement Products	1,349,561	58.61%	1,395,232	50.75%	(45,671)	(3.27)%
Consulting Services	52	0.13%	25,548	52.96%	(25,496)	(99.80)%
Total cost of revenues	$1,349,613	57.58%	$1,444,553	50.82%	$(94,940)	(6.57)%

Cost of revenues from sale of food and beverage decreased by $23,773, or 100.00% from $23,773 for the three months ended July 31, 2024, to $nil for the three months ended July 31, 2025. Our cost of revenues from sale of food and beverage primarily includes inventory costs, storage and freight costs. The decrease in our cost of revenues for sale of food and beverage was mainly due to cease of purchase orders from Costco, we did not have any orders from Costco for the three months ended July 31, 2025 and 2024.We also had reduced storage fees and freight costs.

Cost of revenues for sale of indoor home improvement products decreased by $45,671, or 3.27%, from $1,395,232 for the three months ended July 31, 2024, to $1,349,561 for the three months ended July 31, 2025. Our cost of revenues from sale of indoor home improvement products primarily includes inventory costs, storage, freight costs, damaged product disposals and packaging. The decrease in our cost of sales for sale of indoor home improvement products was mainly due to the decrease of our sales and the decrease of damaged product disposal.

Cost of revenues associated with our consulting services was immaterial and primarily consisted of labor costs.

Results of Operations

Comparison of the three months ended July 31, 2025 and 2024

The following table summarizes our consolidated results of operations and as percentage of our total revenues for the period presented.

	For the three months ended July 31,
	2025	% of Revenues	2024	% of Revenues	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenues, net	$2,343,959	100.00%	$2,842,608	100.00%	$(498,649)	(17.54)%
Cost of revenues	(1,349,613)	(57.58)%	(1,444,553)	(50.82)%	(94,940)	(6.57)%
Gross profit	994,346	42.42%	1,398,055	49.18%	(403,710)	(28.88)%
Selling expenses	(1,436,730)	(61.30)%	(157,729)	(5.55)%	1,279,001	810.89%
General and administrative expenses	(2,271,863)	(96.92)%	(1,470,162)	(51.72)%	801,701	54.53%
Total operating expenses	(3,708,593)	(158.22)%	(1,627,891)	(57.27)%	2,080,702	127.82%
Loss from operations	(2,714,247)	(115.80)%	(229,836)	(8.09)%	(2,484,412)	(1,080.95)%
Total other expenses, net	(3,998)	(0.17)%	(11,954)	(0.42)%	7,956	66.56%
Loss before income tax provision	(2,718,245)	(115.97)%	(241,790)	(8.51)%	(2,476,455)	(1,024.22)%
Income tax provision (benefit)	(1,508)	(0.06)%	(86,741)	(3.05)%	85,233	(98.26)%
Net loss	$(2,719,753)	(116.03)%	$(328,531)	(11.56)%	$(2,391,222)	(727.85)%

Revenues

Sales for the three months ended July 31, 2025 and 2024 were $2,343,959 and $2,842,608, respectively, a decrease of $498,649 or 17.54%. The decrease of sales was primarily attributed to decreased sale of food imports and distribution by $44,886, decreased consulting services by $6,989, and decreased indoor home improvement products by $446,774.

We sold 9,119 cabinets with average selling price of $141.52 each during the three months ended July 31, 2025 compared with 11,613 cabinets with average selling price of $151.13 each during the three months ended July 31, 2024. We sold 845 boxes of flooring with average selling price of $50.25 per box during the three months ended July 31, 2025 compared with 1,594 boxes of flooring with average selling price of $50.46 per box during the three months ended July 31, 2024. We sold 2,214 pieces of engineered marble or quartz with average selling price of $197.40 per piece during the three months ended July 31, 2025 compared with 1,925 pieces of quartz with average selling price of $194.83 per piece during the three months ended July 31, 2024. Our average selling price decreased during the three months ended July 31, 2025, which was a result of our strategic change of our operations by focusing to develop wholesale customers as well as to increase our competitiveness.

Cost of revenues

The following table presents our costs of revenues by products and services provided as percentage of total cost of revenues for the periods presented.

	For the three months ended July 31,
	2025		2024		Variance
	USD	Percent	USD	Percent	Amount	Percent
Sale of Food and Beverage	$-	-%	$23,773	1.64%	$(23,773)	(100.00)%
Sale of Indoor Home Improvement Products	1,349,561	99.996%	1,395,232	96.59%	(45,671)	(3.27)%
Consulting Services	52	0.004%	25,548	1.77%	(25,496)	(99.80)%
Total cost of revenues	$1,349,613	100.00%	$1,444,553	100.00%	$(94,940)	(6.57)%

Cost of revenues for the three months ended July 31, 2025, and 2024 was $1,349,613 and $1,444,553, respectively, a decrease of $94,940 or 6.57%. The decrease in cost of revenues in the same period of 2025 was primarily attributed to decreased cost from sale of food and beverage by $23,773, or 100.00%, decreased cost from indoor home improvement products by $45,671 or 3.27% and decreased cost from consulting service by $25,496, or 99.80%. Cost of revenues for sale of food and beverage as a percentage of total revenues was 0.00% and 0.84%, respectively, for the three months ended July 31, 2025 and 2024. Cost of revenues for indoor home improvement products as a percentage of total revenues was 57.58% and 49.08%, respectively, for the three months ended July 31, 2025 and 2024. Cost of revenues for consulting services as a percentage of total revenues was 0.002% and 0.90%, respectively, for the three months ended July 31, 2025 and 2024.

Gross profit and gross margin

The following table presents our gross profit and gross margin by products and services provided as percentage of total revenues for the periods presented.

	For the three months ended July 31,
	2025		2024
	Gross profit	Profit Margin to Total Revenues	Gross profit	Profit Margin to Total Revenues
Sale of food and beverage	$-	-%	$21,113	0.74%
Sale of indoor home improvement products	953,148	40.66%	1,354,251	47.64%
Consulting services	41,198	1.76%	22,691	0.80%
Gross profit and gross margin	$994,346	42.42%	$1,398,055	49.18%

The following table presents our gross margin by products and services provided as a percentage of its corresponding categories.

	For the three months ended July 31,
	2025	2024
Sale of food and beverage	-%	47.04%
Sale of indoor home improvement products	41.39%	49.25%
Consulting services	99.87%	47.04%

The gross profit for the three months ended July 31, 2025 and 2024 was $994,346 and $1,398,055, respectively, a decrease of $403,709 or 28.88%. The blended gross profit margin was 42.42% for three months ended July 31, 2025 compared with 49.18% for the same period in 2024. Gross profit for sale of food and beverage decreased by 100.00% for three months ended July 31, 2025 due to no sales to Costco. Gross profit for sale of indoor home improvement products decreased by 29.62% for three months ended July 31, 2025 due to decreased selling price of our cabinet products. Gross profit for consulting services increased by 81.56% for three months ended July 31, 2025 .

Selling expenses

Our selling expenses were $1,436,730 for the three months ended July 31, 2025, as compared to $157,729 for the three months ended July 31, 2024, representing an increase of $1,279,001, or 810.89%. The increase in the selling expenses was mainly due to (1) increased advertising and marketing expenses of $1,265,169, or 8,453.62%. To attract new customers, increase our market share and improve operation efficiency, we entered into several consulting agreements for business development, market expansion, supply chain management, and strategic financial plan and support advisory services, (2) increased payroll expenses of $12,020, or 8.71% due to increased hourly pay rate, and (3) slightly increased shipping expenses of $1,245, or 360.88% as compared to the same period in 2024 resulting from shipping costs incurred for sending product samples for exploring new products for customers; the increase in selling expenses was partly offset by decreased sales commission expenses of $1,077, or 100.00%. Selling expenses accounted for 61.30% and 5.55% of our total revenues for the three months ended July 31, 2025 and 2024, respectively.

General and administrative expenses

Our general and administrative expenses were $2,271,863 for the three months ended July 31, 2025, as compared to $1,470,162 for the three months ended July 31, 2024, reflecting an increase of $801,701 or 54.53%. The increase in general and administrative expenses included decreased payroll expense, rent expenses, due and subscription expenses, meal and entertainment expenses and other expenses associated with general and administrative expenses, which was partly offset by increased professional fee, depreciation and amortization, travel expense, and insurance expense.

The increase in general and administrative expenses was mainly due to increased professional fee by $861,593 or 228.93% as compared to the same period of 2024, resulting from increased audit, accounting and consulting expenses as a result of being a public company, and increased insurance expenses by $32,774, or 216.07% as compared to the same period in 2024, which was mainly due to increased director and officer insurance expenses. The increased general administrative expenses were partly offset by decreased payroll expenses by $25,273 or 6.01% as compared to the same period in 2024, the decrease was mainly from decreased number of employees of FuAn, and decreased meal and entertainment expenses by $40,006 or 97.07% as compared to the same period of 2024 for the purpose of saving the Company’s operating costs.

General and administrative expenses accounted for 96.92% and 51.72% of our total revenues for the three months ended July 31, 2025 and 2024, respectively.

Other income (expense), net

Other expenses were $3,998 for the three months ended July 31, 2025, compared to other expenses of $11,954 for the three months ended July 31, 2024. For the three months ended July 31, 2025, other expenses mainly consisted of interest expense of $1,962, and other expenses of $3,807, which was partly offset with other income of $1,771. For the three months ended July 31, 2024, other expenses mainly consisted of interest expense of $13,762, which was partly offset by other income $1,808.

Income tax provision

Income tax expenses were $1,508 for the three months ended July 31, 2025, representing a decrease of $85,233 or 98.26% from $86,741 income tax expense for the three months ended July 31, 2024, due to decreased taxable income of Grand Forest. Marwynn, FuAn and Grand Forest file separate income tax returns.

Net loss

As a result of the above, we had a net loss of $2,719,753 for the three months ended July 31, 2025, compared to a net loss of $328,531 for the three months ended July 31, 2024, an increase of net loss of $2,391,222 or 727.85%, which was mainly resulting from decreased revenue and increased audit, accounting and consulting fee, and insurance expense.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. We have funded our working capital, operations and other capital requirements in the past primarily by equity financing, borrowing from related parties, cash flow from operations, and bank loans.

In assessing our liquidity, we monitor and analyze our cash on-hand, our ability to generate sufficient revenue sources, the collection of our accounts receivable, our ability to obtain additional financial support in the future, and our operating and capital expenditure commitments. As reflected in our unaudited condensed consolidated financial statements, we had cash balance of approximately $0.21 million as of July 31, 2025. We also had accounts receivable, net balance of approximately $1.09 million as of July 31, 2025, among which approximately $0.3 million or 28.1% has been collected as of the date of this report.

As of July 31, 2025, we also recorded a total of approximately $0.14 million loans payable (including approximately $0.10 million short-term loan, $9,581 short-term auto loan and $30,897 long-term auto loan). We expect that we will be able to continue borrowing under our existing facilities based on past experience, our good credit history, and well-established relationship with the lenders.

As of July 31, 2025, we had a balance due to related parties of approximately $0.23 million. The balance of due to related parties was comprised of advances from our related parties and was used for working capital during our normal course of business. This due to related parties was memorialized pursuant to unsecured promissory notes between Grand Forest and the holders. The unsecured promissory notes are payable on demand on or after August 1, 2025, and carry no interest. In the absence of any demand, the entire principal shall be due on July 31, 2029.

Our working capital amounted to approximately $0.95 million as of July 31, 2025. Currently, we are working to improve our liquidity and capital sources primarily through cash flows from operation, debt financing, and financial support from our principal stockholder. In order to fully implement our business plan and sustain continued growth, we may also seek equity financing from outside investors.

However, as reflected in the accompanying unaudited condensed consolidated financial statements, the Company had net loss of approximately $2.72 million for the three months ended July 31, 2025 and cash outflow from operating activities of approximately $0.10 million for the three months ended July 31, 2025. The management plans to increase its revenue of FuAn by diversifying its markets from major mass market channels to ethnic supermarkets chains. The Company expects to increase sales through FuAn’s distribution channels in the near future. The Company plans to increase Grand Forest’s revenue by providing more customized products to current customers. Also, the Company plans to expand the market for Grand Forest’s products to southern California. The Company is discussing with Los Angeles, California-based distributors about the potential opportunity of setting up a Los Angeles regional office. . The Company believes the expanded sales force will strengthen the relationship of its long-time customers based in southern California and help to increase overall sales. The Company had unsecured promissory notes with several stockholders with a total balance of $ 0.23 million as of July 31, 2025. These unsecured promissory notes are payable on demand on or after August 1, 2025, and carry no interest. In the absence of any demand, the entire principal should be due on July 31, 2029. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others.

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

The following table summarizes our cash flows for the three months ended July 31,2025 and 2024, respectively.

	Three Months Ended July 31
	2025	2024
Cash used in:
Operating activities	$(95,149)	$(986,609)
Investing activities	(690,000)	(5,000)
Financing activities	(262,754)	(71,469)
Increase (Decrease) in cash	(1,047,903)	(1,063,078)
Cash, beginning of the period	1,261,874	1,364,780
Cash, end of the period	$213,971	$301,702

Net cash used in operating activities

Net cash outflow from operating activities decreased by $891,460 for the three months ended July 31, 2025 comparing with the three months ended July 31, 2024, mainly resulting from (a) increased net loss of $2,391,222 with adding-back of non-cash adjustments to net loss by 49,313, (b) decreased cash outflow on inventory by $428,069, (c) decreased cash outflow on prepaid expenses and other current assets by $3,195,078, (d) decreased payment on deferred IPO costs by $342,372, (e) decreased cash outflow on tax payable by $71,627, (f) decreased cash outflow on accrued expenses and other current liabilities by $7,915, which was partly offset by (g) increased cash outflow on operating lease liabilities by $10,282, (h) increased outstanding accounts receivable by $478,342, (i) increased cash outflow on accounts payable by $117,684, and (j) increased cash outflow on deferred revenue by $201,614.

Net cash used in investing activities

Net cash used in investing activities was $690,000 for the three months ended July 31, 2025, compared to $5,000 for the same period in 2024. The net cash used in investing activities in 2025 mainly consisted of loans made to Bio Essence totaling $690,000, comprising a $500,000 interest-bearing loan and a $190,000 non-interest-bearing advance. For the three months ended July 31, 2024, we purchased fixed assets for $5,000.

Net cash used in financing activities

Net cash used in financing activities was $952,754 for the three months ended July 31, 2025, compared to net cash used in financing activities of $71,469 for the three months ended July 31, 2024. The net cash used in financing activities in 2025 mainly consisted of increased repayment of auto loan by $5,588, increased repayment to related parties by $451,019, and increased note receivable by $690,000, which was partly offset by repayment of loan from shareholder of $193,853. The net cash used in financing activities in 2024 mainly consisted of repayment of auto loan of $5,414, and repayment to related parties of $66,055.

Debts

Loan from a third party

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

Commitments and Contractual Obligations

The Company’s contractual obligations as of July 31, 2025, are as follows:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter
Operating lease liabilities	$4,366,733	$1,230,345	$2,515,995	$620,393	$—
Financing lease liabilities	65,159	14,480	28,959	21,720	—
Loan payables	100,000	100,000	—	—	—
Auto loan payable	40,478	9,581	19,152	11,745	—
Total	$4,572,370	$1,354,406	$2,564,106	$653,858	$—

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of July 31, 2025, April 30, 2025 and December 31, 2024.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements. These financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenue and expenses, to disclose contingent assets and liabilities on the date of the consolidated financial statements, and to disclose the reported amounts of revenue and expenses incurred during the financial reporting period. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe that the critical accounting policies as disclosed in this report reflect the more significant judgments and estimates used in preparation of our consolidated financial statements. Further, as an emerging growth company, we elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for emerging growth companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these financial statements and contained in our subsequent filings with the SEC may not be comparable to other public companies.

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of our unaudited condensed consolidated financial statements:

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

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the historical carrying amount net of allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including historical losses, the age of the receivable balance, the customer’s historical payment patterns, its current credit-worthiness and financial condition, and current market conditions and economic trends. Accounts are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of July 31, 2025 and April 30, 2025, the Company had allowance for credit losses of $557,201 and $557,201, respectively.

Inventories, Net

Inventories consist of merchandise held for sale and are stated at the lower of cost or net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recorded in cost of sales in the consolidated statement of income in the period in which it occurs. For indoor home improvement products, inventory costs primarily include merchandise costs and freight in costs. No assembly labor and overhead costs are allocated to indoor home improvement products because these costs are immaterial. Grand Forest and KZS determines inventory costs using the moving weighted average cost method. FuAn determined inventory costs using First-in-First-out method (“FIFO”). The Company records reserves for estimated losses related to shrinkage and other amounts that are otherwise not expected to be fully recoverable. The Company assesses the need for valuation allowances for slow-moving, excess and obsolete inventories by estimating the net recoverable value of such goods based upon inventory category, inventory age, specifically identified items and overall economic conditions. There was no inventory allowance as of July 31, 2025 and April 30, 2025.

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

Sales Returns and Allowances

For food and beverage and indoor home improvement product sales, the Company accrues estimated sales returns based on past experience and current trend of product sales. The allowance for sales returns as of July 31, 2025 and April 30, 2025 amounted to $205,988 and $205,988, respectively.

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

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s unaudited condensed financial statement presentation or disclosures.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarter ended July 31, 2025. Accordingly, management believes that the financial statement contained elsewhere in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Change in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three months ended July 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risk factors set forth in the section captioned “Risk Factors” in our Form 10-K filed with the SEC on August 8, 2025 before making an investment decision. If any of the risks actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section captioned “Special Note Regarding Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this Report. The risks described in the Registration Statement are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results. Except as set forth below, there have been no material changes to our previously reported risk factors.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended July 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: September 15, 2025	MARWYNN HOLDINGS, INC.

	By:	/s/ Yin Yan
	Name:	Yin Yan
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Zhifen Zhou
	Name:	Zhifen Zhou
	Title:	Chief Financial Officer
(Principal Financial Officer)