Form 10-Q
period 2025-10-31
Marwynn Holdings, Inc.
filed 2025-12-22
CIK 2030522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

or

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

There were 20,194,804 shares of common stock, $0.001 par value, of the registrant issued and outstanding as of December 18, 2025.

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

MARWYNN HOLDINGS, INC.

FORM 10-Q

For the Quarterly Period Ended October 31, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MARWYNN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amount in U.S. dollars, except for number of shares)

	October 31, 2025 (Unaudited)	April 30, 2025

ASSETS

Current Assets
Cash	$1,361,469	$871,009
Accounts receivable, net	174,999	194,999
Due from related party	-	193,853
Note receivable	330,000	-
Prepaid expenses and other current assets	631,813	2,812,675
Current assets held for sale associated with discontinued operations of Grand Forest	6,219,209	6,312,451
Total Current Assets	8,717,490	10,384,987

Non-Current Assets
Property and equipment, net	9,861	17,694
Intangible assets, net	152,083	177,083
Operating lease right-of-use assets, net	22,864	44,596
Deferred tax assets	2,227	2,227
Non-current assets held for sales associated with discontinued operations of Grand Forest	3,390,031	4,310,488
Total Non-Current Assets	3,577,066	4,552,088

TOTAL ASSETS	$12,294,556	$14,937,075

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$186,121	$9,682
Accrued expenses and other current liabilities	17,111	6,080
Operating lease liabilities – current	23,643	45,677
Income tax payable	180,775	177,592
Current liabilities held for sale associated with discontinued operations of Grand Forest	6,384,471	6,539,181
Total Current Liabilities	6,792,121	6,778,212

Non-Current Liabilities

Non-current liabilities held for sales associated with discontinued operations of Grand Forest	2,674,768	3,187,100
Total Non-Current Liabilities	2,674,768	3,187,100

Total Liabilities	9,466,889	9,965,312

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001, 5,000,000 shares authorized; 135,000 shares and 0 shares Series A Super Voting Preferred Stock designated, issued and outstanding at October 31, 2025 and April 30, 2025, respectively	135	135
Common stock, par value $0.001, 45,000,000 shares authorized; 20,194,804 shares and 17,054,004 shares issued and outstanding at October 31, 2025 and April 30, 2025, respectively	20,195	17,054
Additional Paid-in Capital	10,400,437	8,931,634
Accumulated deficit	(7,593,100)	(3,977,060)
Total Stockholders’ Equity	2,827,667	4,971,763

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,294,556	$14,937,075

*	Share and per share data are presented on a retroactive basis to reflect the effects of (i) 1.55-for-1 forward stock split of the common stock, and (ii) 4.5-for-1 forward stock split of the Series A Super-Voting Preferred Stock effected on September 9, 2024.

The accompanying notes are an integral part of these  unaudited condensed consolidated financial statements.

MARWYNN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amount in U.S. dollars, except for number of shares)

(Unaudited)

	For the Three Months ended October 31,		For the Six Months ended October 31,
	2025	2024	2025	2024

Revenue, net	$43,750	$43,750	$85,000	$136,874
Cost of revenue	-	-	(52)	(49,281)
Gross profit	43,750	43,750	84,948	87,593

Operating expenses
Selling expenses	(37,800)	(25,000)	(1,314,168)	(60,616)
General & administrative expenses	(354,736)	(265,240)	(1,752,811)	(807,751)

Total operating expenses	(392,536)	(290,240)	(3,066,979)	(868,367)

Loss from operations	(348,786)	(246,490)	(2,982,031)	(780,774)

Other income (expenses)
Other income (expenses)	20,389	-	16,583	-
Interest income (expense)	(700)	-	(753)	-
Total other income, net	19,689	-	15,830	-

Loss before income tax provision	(329,097)	(246,490)	(2,966,201)	(780,774)

Income tax provision	(1,675)	(1,568)	(3,183)	(3,094)

Net loss from continuing operations	(330,772)	(248,058)	(2,969,384)	(783,868)
Net income (loss) from discontinued operations, net of tax	(565,515)	133,687	(646,656)	340,968

Net loss	$(896,287)	$(114,371)	$(3,616,040)	$(442,900)

Net loss per common stock
Basic and diluted*	$(0.05)	$(0.01)	$(0.21)	$(0.03)
Weighted average number of common shares outstanding
Basic and Diluted**	17,190,561	15,004,004	17,122,282	15,004,004

*	Share and per share data are presented on a retroactive basis to reflect the effects of (i) 1.55-for-1 forward stock split of the common stock, and (ii) 4.5-for-1 forward stock split of the Series A Super-Voting Preferred Stock effected on September 9, 2024.

**	Earnings per share for basic and diluted weighted average shares outstanding are the same due to anti-dilutive effect resulting from the net loss for the three and six months ended October 31, 2025 and 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARWYNN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2025 AND 2024

(Amount in thousands of U.S. dollars, except for number of shares)

(Unaudited)

						Retained
					Additional	earnings	Total
	Preferred shares		Common shares		paid-in	(accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit)	equity
Balance as of April 30, 2025	135,000	$135	17,054,004	$17,054	$8,931,634	$(3,977,060)	$4,971,763

Net loss for the period	-	-	-	-	-	(2,719,753)	(2,719,753)

Share-based compensation expense	-	-	-	-	29,292	-	29,292

Balance as of July 31, 2025	135,000	135	17,054,004	17,054	8,960,926	(6,696,813)	2,281,302

Net loss for the period	-	-	-	-	-	(896,287)	(896,287)

Issuance of common stock	-	-	3,140,800	3,141	1,410,219	-	1,413,360

Share-based compensation expense	-	-	-	-	29,292	-	29,292

Balance as of October 31, 2025	135,000	$135	20,194,804	$20,195	$10,400,437	$(7,593,100)	$2,827,667

Balance as of April 30, 2024	135,000	$135	15,004,004	$15,004	$2,384,891	$421,417	$2,821,447

Net loss	-	-	-	-	-	(328,529)	(328,529)

Balance as of July 31, 2024	135,000	135	15,004,004	15,004	2,384,891	92,888	2,492,918

Net loss	-	-	-	-	-	(114,371)	(114,371)

Balance as of October 31, 2024	135,000	$135	15,004,004	$15,004	$2,384,891	$(21,483)	$2,378,547

*	Share and per share data are presented on a retroactive basis to reflect the effects of (i) 1.55-for-1 forward stock split of the common stock, and (ii) 4.5-for-1 forward stock split of the Series A Super-Voting Preferred Stock effected on September 9, 2024.

MARWYNN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount in U.S. dollars, except for number of shares)

(Unaudited)

	For the Six Months ended October 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,616,040)	$(442,900)
Net income (loss) from discontinued operations	(646,656)	340,968
Net loss from continuing operations	(2,969,384)	(783,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,833	26,293
Amortization of operating lease right-of-use asset	-	15,916
Share-based compensation expense	58,583	-
Operating Lease Expense	23,566	-
Changes in operating assets and liabilities:
Accounts receivable	20,000	797,886
Prepaid expenses and other current assets	2,319,057	(321,113)
Deferred IPO costs	-	(618,190)
Advance to vendors	(138,195)	(320,000)
Accounts payable	176,440	190,257
Deferred revenue	-	(50,385)
Tax payable	3,183	3,094
Accrued expenses and other current liabilities	11,032	20,670
Operating lease liabilities	(23,868)	(22,950)

Net cash used in operating activities from continuing operations	(486,753)	(1,062,390)
Net cash provided by operating activities from discontinued operations	149,343	390,405

Net Cash Used in Operating Activities	(337,410)	(671,985)

CASH FLOWS FROM INVESTING ACTIVITIES
Note receivable	(330,000)	-

Net cash used in investing activities from continuing operations	(330,000)	-
Net cash used in investing activities from discontinued operations	(11,900)	(1,748)

Net Cash Used in Investing Activities	(341,900)	(1,748)

CASH FLOWS FORM FINANCING ACTIVITIES:
Loan from (to) shareholder	193,853	(501)
Proceeds from issuance of common stock	1,413,360	-

Net cash provided by (used in) financing activities from continuing operations	1,607,213	(501)
Net cash used in financing activities from discontinued operations	(658,461)	(619,442)

Net Cash Provided by (Used in) Financing Activities	948,752	(619,943)

Net change in cash and cash equivalents	269,442	(1,293,676)

Cash and cash equivalents, beginning of the period	1,261,874	1,364,780

Cash and cash equivalents, end of the period	$1,531,316	$71,104

Less: Cash from discontinued operations end of the period	$169,847	$71,104
Cash from continuing operations, end of the period	$1,361,469	-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$-	$155,020
Cash paid for interest	$2,964	$21,587

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

Discontinued Operations - Grand Forest

During the second quarter of fiscal year 2026, following approval by the Board of Directors of the Company, the Company committed to a plan to dispose of Grand Forest Cabinetry Inc.

On October 27, 2025, Marwynn entered into a Securities Purchase Agreement with Reli Home Décor Inc., a California corporation (the “Buyer”), solely for the purposes of selling all of the shares it owns in its wholly owned subsidiary Grand Forest. Pursuant to the Purchase Agreement, the Company has agreed to sell all 70,000 shares of common stock of Grand Forest that it owns to the Buyer for an aggregate cash purchase price of $550,000. The Closing is subject to certain customary conditions, including: (i) approval of the transaction by the Company’s board and stockholders, (ii) receipt of any required approval from Nasdaq, (iii) the absence of any court order or governmental action prohibiting the transaction, and (iv) no applicable law in effect that would make consummation of the transaction illegal. As of October 31, 2025, the transaction was not closed yet; however, the Company recorded $413,512 impairment loss as a result of this committed disposal.

The Company determined the planned sale of Grand Forest met the “held for sale” criteria and “discontinued operations” criteria in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements (“FASB ASC 205”), following approval and commitment to the disposal plan by the Board of Directors in the second quarter of fiscal year 2026. Results related to the Grand Forest are included within discontinued operations. Please refer to Note 3, Discontinued Operations for further information about the discontinued business. The Unaudited Condensed Consolidated Balance Sheet and Unaudited Condensed Consolidated Statements of Operations, as well as the notes to the Unaudited Condensed Consolidated Financial Statements, have been reclassified for all periods presented to reflect the discontinuation of Grand Forest in accordance with FASB ASC 205. The discussion in these notes to Unaudited Condensed Consolidated Financial Statements, unless otherwise stated, relates solely to the Company’s continuing operations.

As of October 31, 2025, the unaudited condensed consolidated financial statements of the Company of continuing operation include the following entities:

	Place and date of	% of ownership
Name of entities	incorporation	Direct	Indirect	Principal activities
Marwynn Holdings, Inc.	February 27, 2024, state of Nevada	Parent		Investment Holding
FuAn Enterprise, Inc.	April 18, 2016, State of California	100%		Food and beverage supply chain and brand management services

Grand Forest Cabinetry Inc. has been classified as a discontinued operation and is presented separately in the unaudited condensed financial statements.

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

Liquidity and Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company incurred net loss of $330,772 and $2,969,384 from continuing operations for the three and six months ended October 31, 2025, respectively, and had cash outflow from operating activities of $486,753 from continuing operations for the six months ended October 31, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the unaudited condensed consolidated financial statements. The management plans to increase its revenue of FuAn by diversifying its markets from major mass market channels to ethnic supermarkets chains. In addition, FuAn has already finished the setup process to become a vendor to some major food distributors. The Company’s decision of disposing Grand Forest is to maximize the efficiency and profitability of its existing business of supply chain consulting, and supply chain services of sourcing Asian foods, snacks, and non-alcoholic beverages, and distributing branded goods to mainstream markets, grocery stores and wholesale / warehouse clubs in the US.

The Company had $1,361,469 cash on hand and working capital of approximately $2.09 million as of October 31, 2025. The Company has historically funded its working capital needs primarily from operations and shareholder loans. The working capital requirements are affected by the efficiency of operations and depend on the Company’s ability to increase its revenue. However, the Company may need additional cash resources in the future if the Company experiences changed business conditions or other developments and may also need additional cash resources in the future if the Company wishes to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. If it is determined that the cash requirements exceed the Company’s amounts of cash on hand, the Company may seek to issue debt or equity securities or obtain a credit facility from banks or others.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to the Quarterly Report on Form 10-Q and Article 8 Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes for the years ended April 30, 2025 and 2024 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on August 8, 2025. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the three and six months ended October 31, 2025 are not necessarily indicative of the results that may be expected for the year ending April 30, 2026. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in the consolidation.

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

Discontinued operations

On October 27, 2025, Marwynn entered into a Securities Purchase Agreement with Reli Home Décor Inc., a California corporation (the “Buyer”), solely for the purposes of selling all of the shares it owns in its wholly owned subsidiary Grand Forest. A component of a reporting entity or a group of components of a reporting entity that are disposed or meet the criteria to be classified as held for sale, such as the management having the authority to approve the action, commits to a plan to sell the disposal group, should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Discontinued operations are reported when a component of an entity comprising operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity is classified as held for disposal or has been disposed of, if the component either (1) represents a strategic shift or (2) have a major impact on an entity’s financial results and operations. In the consolidated statements of operations and comprehensive loss, result from discontinued operations is reported separately from the income and expenses from continuing operations and prior periods are presented on a comparative basis. In order to present the financial effects of the continuing operations and discontinued operations, revenues and expenses arising from intra-group transactions are eliminated except for those revenues and expenses that are considered to continue after the disposal of the discontinued operations (see Note 3).

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

Cash

Cash include cash on hand and demand deposits that are highly liquid in nature and have original maturities when purchased of three months or less. The Company’s cash is maintained at financial institutions in the United States of America. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation (“FDIC”)’s federally insured limits. The standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category. The bank deposits exceeding the standard insurance amount will not be covered. As of October 31, 2025 and April 30, 2025, cash balances of continuing operations held in the banks, exceeding the standard insurance amount, are $1,111,469 and $621,009, respectively. The Company has not experienced any losses in accounts held in these financial institutions and believes it is not exposed to any risks on its cash held in these financial institutions.

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

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the historical carrying amount net of allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including historical losses, the age of the receivable balance, the customer’s historical payment patterns, its current credit-worthiness and financial condition, and current market conditions and economic trends. Accounts are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There was no allowance for credit losses related to continuing operations as of October 31, 2025 and April 30, 2025.

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

The Company evaluates events and changes in circumstances that could indicate the carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of those assets, the Company records an impairment charge in the period in which such a determination is made. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on the above analysis, no impairment loss was recognized related to these long-lived assets as of October 31, 2025 and April 30, 2025.

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

The Company derives its revenues primarily from two business segments to (i) provide food and beverage supply chain and brand management services, and (ii) consulting service related to brand management.

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

Sales Returns and Allowances

For food and beverage, the Company accrues estimated sales returns based on past experience and the current trend of product sales. There was no allowance for sales returns for continuing operations as of October 31, 2025 and April 30, 2025.

Disaggregation of Revenue

The following table provides information about disaggregated revenue from continuing operations by product or service type:

	For the three months ended October 31
	2025	2024
	(Unaudited)	(Unaudited)

Revenue from food and beverage sales	$-	$-
Revenue from consulting services	43,750	43,750
Total revenues	$43,750	$43,750

	For the six months ended October 31
	2025	2024
	(Unaudited)	(Unaudited)

Revenue from food and beverage sales	$-	$44,886
Revenue from consulting services	85,000	91,988
Total revenues	$85,000	$136,874

Cost of Revenues

Cost of revenues consists of merchandise purchase costs, warehousing labor and other costs, duty and freight-in costs, packaging costs, and labor costs associated with providing consulting services to customers.

Shipping and Handling Costs

Shipping and handling costs include costs incurred for delivery of the products to customers, and are included in selling expenses. Shipping and handling costs from continuing operations were $nil and nil for the three months ended October 31, 2025 and 2024, respectively. Shipping and handling costs from continuing operations were $nil and $116 for the six months ended October 31, 2025 and 2024, respectively.

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

Segment Information

An operating segment is a component of the Company that engages in business activities from which it may earn revenue and incur expenses and is identified on the basis of the internal financial reports that are provided to and regularly reviewed by the Company’s chief financial officer, the Company’s chief operating decision maker (the “CODM”) in order to allocate resources and assess the performance of the segment.

In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the CODM or decision-making group, in deciding how to allocate resources and in assessing performance. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s CODM for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the CODM, reviews operating results by the revenue of different products. Based on management’s assessment, the Company has determined that it has two operating segments as defined by ASC 280, including sale of food and beverage, and consulting services.

The following tables present summary information by segment for the three months ended October 31, 2025 and 2024, respectively:

	For the three months ended October 31, 2025 (Unaudited)
	Sale of food and beverage	Consulting services	Total
Sales	$-	$43,750	$43,750
Cost of sales	-	-	-
Operating expense	247,237	145,299	392,536
Loss from operations	(247,237)	(101,549)	(348,786)
Other income, net		19,689	19,689
Income tax expense		(1,675)	(1,675)
Net loss	$(247,237)	$(83,535)	$(330,772)

Capital expenditure	$-	$-	$-

	For the three months ended October 31, 2024 (Unaudited)
	Sale of food and beverage	Consulting services	Total
Sales	$-	$43,750	$43,750
Cost of sales	-	-	-
Operating expense	270,758	19,482	290,240
Income (loss) from operations	(270,758)	24,268	(246,490)
Other income (expense), net		-	-
Income tax expense		(1,568)	(1,568)
Net income (loss)	$(270,758)	$22,700	$(248,058)

Capital expenditure	$-	$-	$-

The following tables present summary information by segment for the six months ended October 31, 2025 and 2024, respectively:

	For the six months ended October 31, 2025 (Unaudited)
	Sale of food and beverage	Consulting services	Total
Sales	$-	$85,000		$85,000
Cost of sales	-	52		52
Operating expense	2,715,849	351,130		3,066,979
Loss from operations	(2,715,849)	(266,182)		(2,982,031)
Other expense, net	-	15,830		15,830
Income tax expense	-	(3,183)		(3,183)
Net loss	$(2,715,849)	$(253,535)		$(2,969,384)

Capital expenditure	$-	$-	$
Total reportable assets	$2,685,316			$2,685,316

	For the six months ended October 31, 2024 (Unaudited)
	Sale of food and beverage	Consulting services	Total
Revenues, net	$44,886	$91,988	$136,874
Cost of revenues	23,733	25,548	49,281
Operating expenses	607,636	260,731	868,3672
Loss from operations	(586,483)	(194,291)	(780,774)
Income tax expense	1,015	2,079	3,094
Net loss	$(587,498)	$(196,370)	$(783,868)
Capital expenditure	$—	$—	$—
Total reportable assets	$1,707,120	$—	$1,707,120

For the three and six months ended October 31, 2025 and 2024, and as of October 31, 2025 and April 30, 2025, all of the Company’s assets are located in the United States and substantial portion of the revenue was derived from customers located in the United States.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash, accounts receivable, inventories, prepaid expenses and other current assets, short-term loan payable, accounts payable, accrued expenses and other current liabilities and deferred revenue approximate the fair value of the respective assets and liabilities as of October 31, 2025 and April 30, 2025 based upon the short-term nature of the assets and liabilities.

The Company believes that the carrying amount of long-term loan approximates its fair value at October 31, 2025 and April 30, 2025 based on the terms of the borrowings and current market rates as the rates of the borrowings are reflective of the current market rates.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU assets are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The right-of-use (“ROU”) asset is initially measured as the amount of lease liability, adjusted for any initial lease costs, prepaid lease payments, and reduced by any lease incentives. There was no impairment of the Company’s ROU assets as of October 31, 2025 and April 30, 2025.

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

Earnings (loss) per Common Stock

Basic earnings (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares pertaining to warrants, stock options, and similar instruments had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding unvested restricted stock, options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). Potential common stock that has an anti-dilutive effect (i.e., those that increase income per common stock or decrease loss per common stock) are excluded from the calculation of diluted loss per share. For the three months ended October 31, 2025 and 2024, the Company 0 dilutive share with anti-dilutive effect. For the six months ended October 31, 2025 and 2024, the Company had 31,683 and 0 dilutive share with anti-dilutive effect.

The following table sets forth the computation of basic and diluted net loss per share for the three months ended October 31, 2025 and 2024:

	For the three months ended October 31, (unaudited)
	2025	2024
Net loss attributable to the Company from continuing operations	$(330,772)	$(248,058)
Net income (loss) attributable to the Company from discontinued operations	(565,515)	133,687
Weighted average common stock outstanding - basic	17,190,561	15,004,004
Weighted average common stock outstanding - diluted*	17,190,561	15,004,004
Net loss per share of common stock from continuing operations - basic	$(0.02)	$(0.02)
Net income (loss) per share of common stock from discontinued operations - basic	$(0.03)	$0.01
Net loss per share of common stock from continuing operations - diluted	$(0.02)	$(0.02)
Net income (loss) per share of common stock from discontinued operations - diluted	$(0.03)	$0.01

The following table sets forth the computation of basic and diluted net loss per share for the six months ended October 31, 2025 and 2024:

	For the six months ended October 31, (unaudited)
	2025	2024
Net loss attributable to the Company from continuing operations	$(2,969,384)	$(783,868)
Net income (loss) attributable to the Company from discontinued operations	(646,656)	340,968
Weighted average common stock outstanding - basic	17,122,282	15,004,004
Weighted average common stock outstanding - diluted*	17,122,282	15,004,004
Net loss per share of common stock from continuing operations - basic	$(0.17)	$(0.05)
Net income (loss) per share of common stock from discontinued operations - basic	$(0.04)	$0.02
Net loss per share of common stock from continuing operations - diluted	$(0.17)	$(0.05)
Net loss per share of common stock from discontinued operations -diluted	$(0.04)	$0.02

*	Loss per share for basic and diluted weighted average shares outstanding are the same due to anti-dilutive effect resulting from the net loss for the three and six months ended October 31, 2025 and 2024.

Commitments and Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of October 31, 2025 and April 30, 2025, the Company has no such contingencies.

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

For the three months ended October 31, 2025, three customers accounted for 34%, 33% and 33% of the Company’s total revenues from continuing operations, respectively. For the three months ended October 31, 2024, three customers accounted for 34%, 33 % and 33% of the Company’s total revenues from continuing operations, respectively.

For the six months ended October 31, 2025, three customers accounted for 34%, 34% and 32% of the Company’s total revenues from continuing operations, respectively. For the six months ended October 31, 2024, three customers accounted for 57%, 21 % and 21% of the Company’s total revenues from continuing operations, respectively.

As of October 31, 2025, three customers accounted for 34%, 33% and 33% of the Company’s total outstanding accounts receivable balance from continuing operations, respectively. As of April 30, 2025, three customers accounted for 34%, 33% and 33% of the Company’s total outstanding accounts receivable balance from continuing operations, respectively.

For the three months ended October 31, 2025, the Company had no vendors accounted for more than 10% of the Company’s total purchases from continuing operations. For the three months ended October 31, 2024, the Company had no vendor accounted for more than 10% of the Company’s total purchase from continuing operations, respectively.

For the six months ended October 31, 2025, the Company had no vendors accounted for more than 10% of the Company’s total purchases from continuing operations. For the six months ended October 31, 2024, the Company had one vendor accounted for 91% of the Company’s total purchase from continuing operations, respectively.

As of October 31, 2025, one vendor accounted for 81% of the Company’s total outstanding accounts payable balance from continuing operations. As of April 30, 2025, one vendor accounted for 65% of the Company’s total outstanding accounts payable balance from continuing operations.

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

On November 4, 2024, the FASB issued an ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”) to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions (such as cost of sales; selling, general, and administrative expenses; and research and development). The amendments in the ASU require disclosure in the notes to financial statements of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity: 1. Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(e). 2. Include certain amounts that are already required to be disclosed under current generally accepted accounting principles in the same tabular disclosure as the other disaggregation requirements. 3. Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. 4) Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its related disclosures.

In January 2025, the FASB issued ASU 2025-01 Income Statement-Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The FASB issued ASU 2024-03 on November 4, 2024-03 states that the amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Following the issuance of ASU 2024-03, the FASB was asked to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). Because of how the effective date guidance was written, a non-calendar year-end entity may have concluded that it would be required to initially adopt the disclosure requirements in ASU 2024-03 in an interim reporting period, rather than in annual reporting period. The FASB’s intent in the basis for conclusions of ASU 2024-03 is clear that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of the adoption of this standard to determine its impact on its disclosures.

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

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquirer in the Acquisition of a Variable Interest Entity. The amendments provide guidance on identifying the accounting acquirer in transactions involving a variable interest entity. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting period within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

In May 2025, the FASB issued ASU 2025-04, Compensation - Stock Compensation (Topic 18) and Revenue from contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The amendments provide guidance on identifying the accounting acquirer in transactions involving a variable interest entity. The amendments clarify the accounting for share-based consideration payable to a customer under Topic 718 and Topic 606. The amendments are effective for annual reporting periods, including interim reporting period within those annual periods, beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient and, if applicable, an accounting policy election to simplify the measurement of credit losses for certain receivables and contract assets. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in any interim or annual period in which financial statements have not been issued or made available for issuance. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s unaudited condensed financial statement presentation or disclosures.

NOTE 3 — DISCONTINUED OPERATIONS

On October 27, 2025, Marwynn entered into a Securities Purchase Agreement with Reli Home Décor Inc., solely for the purposes of selling all of the shares it owns in its wholly owned subsidiary Grand Forest. Pursuant to the Purchase Agreement, the Company has agreed to sell all 70,000 shares of common stock of Grand Forest that it owns to the Buyer for an aggregate cash purchase price of $550,000. As of October 31, 2025, the transaction was not closed yet. The Company anticipates that the transaction will be completed prior to the end of December 31, 2025.

The Company determined that the planned sale of Grand Forest met the “held for sale” criteria and “discontinued operations” criteria in accordance with FASB ASC 205 following approval and commitment to a disposal plan by the Board of Directors in the second quarter of fiscal year 2026. Accordingly, results related to Grand Forest are included within discontinued operations. The Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations, and the notes to the Condensed Consolidated Financial Statements, were retroactively reclassified for all periods presented to reflect the discontinuation of Grand Forest in accordance with FASB ASC 205.

The Company measured the sale of Grand Forest at the lower of carrying value or fair value less cost to sell at each reporting period. During the three months ended October 31, 2025, the Company recorded $413,512 of loss on assets held for sale based on the estimated fair value of Grand Forest at that time.

The estimated fair value as of October 31, 2025 was derived based on the 100% income approach. The discounted cash flow method, or the “DCF Method,” was used under the income approach to estimate the present value of the future economic benefits expected to be generated by the Grand Forest business based on projected cash flows.

The following table summarizes the carrying value of the assets and liabilities of the disposed group as of October 31, 2025 and April 30, 2025.

	As of October 31, 2025 (Unaudited)	As of April 30, 2025 (Unaudited)
ASSETS
Cash and Cash Equivalents	$169,847	$390,865
Account receivables, net	1,090,592	873,431
Inventories, net	4,634,308	4,784,269
Prepaid expenses and other current assets	324,463	263,887
Total current assets held for sale	6,219,210	6,312,452

Deferred tax assets, net	249,769	249,769
Property and equipment, net	196,315	252,809
Less: impairment allowance	(22,843)	-
Operating lease right-of-use assets, net	3,309,018	3,753,656
Less: impairment allowance	(385,033)	-
Finance lease right-of-use assets, net	48,440	54,253
Less: impairment allowance	(5,636)	-

Total non-current assets held for sale	3,390,030	4,310,487

TOTAL ASSETS HELD FOR SALE	$9,609,240	$10,622,939

LIABILITIES
Short-term loan payable	$100,000	$100,000
Account Payable	4,384,491	3,875,088
Deferred revenue	612,336	-
Accrued expenses and other current liabilities	206,258	883,369
Operating lease liabilities – current	978,065	922,247
Financing lease liability – current	10,310	12,249
Income tax payable	50,019	50,019
Auto loan payable - current	9,581	12,547
Due to related parties	33,410	683,662
Total current liabilities held for sale	6,384,470	6,539,181

Operating lease liabilities – non-current	2,605,823	3,107,642
Finance lease liabilities – non-current	40,671	45,940
Auto loan payable - non-current	28,275	33,518
Total non-current liabilities held for sale	2,674,769	3,187,100

TOTAL LIABILITIES HELD FOR SALE	$9,059,239	$9,726,281

The following table presents the components of discontinued operations reported in the consolidated statements of operations for the three months and six months ended October 31, 2025 and 2024 (unaudited):

	For the three months ended October 31, 2025	For the three months ended October 31, 2024	For the six months ended October 31, 2025	For the six months ended October 31, 2024
Revenue, net	$2,950,379	$2,607,445	$5,253,088	$5,356,929

Cost of revenue	(1,926,209)	(1,392,113)	(3,275,770)	(2,787,345)

Gross profit	1,024,170	1,215,332	1,977,318	2,569,584

Operating expenses:
Selling expenses	(355,717)	(134,930)	(516,079)	(257,043)
General & administrative expenses	(818,088)	(869,321)	(1,691,876)	(1,797,011)
Total operating expenses	(1,173,805)	(1,004,251)	(2,207,955)	(2,054,054)

Income (loss) from operations	(149,635)	211,081	(230,637)	515,530

Other income (expenses):
Other income (expenses)	(949)	(2,069)	821	(260)
Impairment loss	(413,512)		(413,512)
Interest expense	(1,419)	(16,702)	(3,328)	(30,464)
Total other expense, net	(415,880)	(18,771)	(416,019)	(30,724)

Income (loss) before income tax expense	(565,515)	192,310	(646,656)	484,806

Income tax expense	-	(58,623)	-	(143,838)

Net income (loss) from discontinued operations	$(565,515)	$133,687	$(646,656)	$340,968

NOTE 4 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net were $174,999 and $194,999 as of October 31, 2025 and April 30, 2025, respectively.

Accounts receivable by aging bucket as of October 31, 2025 and April 30, 2025, consisted of the following:

Accounts receivable by aging bucket	Balance as of October 31, 2025 (unaudited)	Balance as of April 30, 2025
Less than six months	$128,750	$131,249
Seven to nine months	43,675	43,750
Ten to twelve months	2,574	20,000
Total accounts receivable, net	$174,999	$194,999

As of the date of this report, subsequent collection of the outstanding accounts receivable from continuing operations as of October 31, 2025 was $15,000, and subsequent collection of the outstanding accounts receivable from continuing operations as of April 30, 2025 was $105,000.

NOTE 5 — NOTE RECEIVABLE

On May 10, 2025, the Company’s subsidiary FuAn entered into a short-term note receivable agreement with a third-party company Bio Essence Pharmaceutical Inc. (“BEP”) to lend $500,000 to Bio Essence at a fixed annual interest rate of 10% with maturity date on December 10, 2025. The Company received $170,000 repayment from BEP as of October 31, 2025.

On June 5, 2025 and July 10, 2025, the Company advanced $100,000 and $90,000, respectively, to BEP as a short-term borrowing with no interest. On August 4, 2025, the company received full repayment of $190,000 from BEP.

As of October 31,2025, the outstanding balance of note receivable was $330,000.

NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets, consisted of the following:

	October 31, 2025 (unaudited)	April 30, 2025
Advance to vendors(i)	$183,639	$185,218
Security deposits(ii)	11,982	12,072
Prepaid service fee(iii)	430,297	2,615,385
Others	5,895	—
Total	$631,813	$2,812,675

(i)	Advance to vendors represents cash paid to various vendors for inventory purchase. Advances to vendors are reviewed periodically to determine whether their carrying value has become impaired. The Company considers the assets to be impaired if the realization of the advance becomes doubtful. The Company uses the aging method to estimate the allowance for credit loss for unrealizable balances. In addition, at each reporting date, the Company generally determines the adequacy of allowance for credit loss by evaluating all available information, and then records specific allowances for those advances based on the specific facts and circumstances. As of October 31, 2025 and April 30, 2025, there was no credit loss recorded as management believed that all of the advance to vendor balances were fully realizable.

(ii)	Security deposits represent rental security payment to the landlords for its warehouse and office facilities, which will be refunded upon maturity of the lease.

(iii)	Prepaid service fee represents various service agreements that the Company entered during fiscal year ended April 2025 for supply chain management service, logistics management service, market expanding and financial consulting services. The balances as of October 31, 2025, represented the unamortized remaining balance based on the agreements.

NOTE 7 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	October 31, 2025 (unaudited)	April 30, 2025
Furniture and fixture	$23,127	$23,127
Less: accumulated depreciation	(13,266)	(5,433)
Property and equipment, net	$9,861	$17,694

Depreciation expenses from continuing operations were $3,917 and $647 for the three months ended October 31, 2025 and 2024, respectively. Depreciation expenses from continuing operations were $7,833 and $1,293 for the six months ended October 31, 2025 and 2024, respectively.

NOTE 8 — INTANGIBLE ASSETS, NET

Intangible asset, net consisted of the following:

	October 31, 2025 (unaudited)	April 30, 2025
Software	$250,000	$250,000
Less: accumulated amortization	(97,917)	(72,917)
Intangible assets, net	$152,083	$177,083

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

Amortization expenses for the three months ended October 31, 2025 and 2024 were $12,500 and $12,500, respectively.

Amortization expenses for the six months ended July 31, 2025 and 2024 were $25,000 and $25,000, respectively.

As of October 31, 2025, the estimated future amortization expenses of the intangible assets were as follow:

12 months ending October 31,	Amortization expenses
2026	$50,000
2027	50,000
2028	50,000
2029	2,083
Total	$152,083

NOTE 9 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	October 31, 2025 (unaudited)	April 30, 2025
Payroll and payroll tax payable	$1,911	$2,008
Sales tax payable	-	372
Credit card payable	15,200	3,700
Total	$17,111	$6,080

NOTE 10 — LEASE

Operating lease

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

Total lease expenses from continuing operations amounted to $11,783 and $11,783 for the three months ended October 31, 2025 and 2024, respectively. Total lease expenses from continuing operations amounted to $23,566 and $23,566 for the six months ended October 31, 2025 and 2024, respectively. Total lease expenses from discontinued operations amounted to $292,009 and $292,009 for the three months ended October 31, 2025 and 2024, respectively. Total lease expenses from discontinued operations amounted to $584,018 and $584,018 for the six months ended October 31, 2025 and 2024, respectively. The Company’s ROU assets and lease liabilities are recognized using an effective interest rate of 10.50%, which was determined using the Company’s incremental borrowing rate.

As of October 31, 2025 and April 30, 2025, the average remaining term of the lease is 0.5 years and 1.0 years, respectively.

The Company’s operating ROU assets and lease liabilities were as follows:

	October 31, 2025 (unaudited)	April 30, 2025
Operating ROU:
Operating lease right-of-use assets	$94,441	94,441
Less: accumulated amortization of ROU assets	(71,577)	(49,845)
ROU assets, net	$22,864	$44,596

Operating lease liabilities:
Operating lease liabilities, current	$23,643	$45,677
Operating lease liabilities, non-current	-	-
Total lease liabilities	$23,643	$45,677

24

As of October 31, 2025, future maturity of the Company’s operating lease liabilities is as follows:

Years Ending October 31,	Operating lease liabilities
2026	$24,345
Total lease payments	24,345
Less: imputed interest	(702)
Total lease liabilities	$23,643

NOTE 11 — INCOME TAXES

Marwynn is a Nevada holding company subject to 21% corporate federal income tax rate. There is no state income tax rate because no state income tax is levied in Nevada. Marwynn is a holding company and does not have active operations as of October 31, 2025.

FuAn and Grand Forest were incorporated in the State of California, and are subject to 21% corporate federal income tax rate and 8.84% California state income tax rate. Marwynn, FuAn and Grand Forest file separate corporate income tax returns instead of a consolidated income tax return.

For the three months ended October 31, 2025, and 2024, the provision for income taxes consisted of the following:

	Three months ended October 31, 2025 (unaudited)	Three months ended October 31, 2024 (unaudited)
Current:
Federal income tax expense	$838	$816
State income tax expense	837	752
Deferred:
Federal income tax expense	—	—
State income tax expense	—	—
Total income tax expense	$1,675	$1,568

The following table reconciles the Company’s effective income tax rate for the six months ended October 31, 2025 and 2024:

	Three months ended October 31, 2025 (unaudited)	Three months ended October 31, 2024 (unaudited)
Federal statutory rate	(21.0)%	(21.0)%
State statutory rate, net of effect of state income tax deductible to federal income tax	(6.98)%	(6.98)%
Permanent difference – penalties, interest, and others	0.51%	2.10%
Valuation allowance	27.98%	26.52%
Effective tax rate	0.51%	0.64%

For the six months ended October 31, 2025, and 2024, the provision for income taxes consisted of the following:

	Six months ended October 31, 2025 (unaudited)	Six months ended October 31, 2024 (unaudited)
Current:
Federal income tax expense	$1,655	$1,609
State income tax expense	1,528	1,485
Deferred:
Federal income tax expense	—	—
State income tax expense	—	—
Total income tax expense	$3,183	$3,094

The following table reconciles the Company’s effective income tax rate for the six months ended October 31, 2025 and 2024:

	Six months ended October 31, 2025 (unaudited)	Six months ended October 31, 2024 (unaudited)
Federal statutory rate	(21.0)%	(21.0)%
State statutory rate, net of effect of state income tax deductible to federal income tax	(6.98)%	(6.98)%
Permanent difference – penalties, interest, and others	0.11%	0.94%
Valuation allowance	27.98%	27.44%
Effective tax rate	0.11%	0.40%

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are comprised of the following:

	October 31, 2025 (unaudited)	April 30, 2025
Deferred tax assets:
Operating lease liabilities, net of ROU	$218	$303
Finance lease liabilities, net of ROU	-	-
NOL	179,138	122,022
Valuation allowance	(177,129)	(120,098)
Deferred tax assets, net	$2,227	$2,227

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of October 31, 2025 and April 30, 2025, the Company had $15,314 and $12,131 accrued interest and penalties related to understated income tax payments, respectively. For the three months ended October 31, 2025 and 2024, the Company recorded $1,675 and $1,568 of interest and penalties related to understated income tax payments, respectively. For the six months ended October 31, 2025 and 2024, the Company recorded $3,183 and $3,094 of interest and penalties related to understated income tax payments, respectively.

NOTE 12 — RELATED PARTY TRANSACTIONS

The Company’s related party transactions from continuing operations consisted of the following:

Due from a related party

Name of Related Party	Nature	Relationship	October 31, 2025 (unaudited)	April 30, 2025
Yin Yan	Other receivable	Chief Executive Officer (“CEO”) and owned 81% of equity interest of FuAn (before reorganization) and owns 40% of common shares and 100% of preferred shares of Marwynn	$—	193,853
Total			$—	$193,853

As of April 30, 2025, due from a related party was the advances payment that the Company paid to the related party. On May 20, 2025, the Company received the full repayment from this related party. As of October 31, 2025, there was no balance of due from a related party for continuing operations.

NOTE 13 — STOCKHOLDERS’ EQUITY

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

Following is a summary of the activities of warrants for the period ended October 31, 2025:

	Number of Warrants	Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding as of April 30, 2025	100,000	$4.80	4.95
Exercisable as of April 30, 2025	—	$—	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of October 31, 2025 (unaudited)	100,000	$4.80	4.45
Exercisable as of October 31, 2025 (unaudited)	—	$—	—

Stock Purchase Agreement

On October 28, 2025, the Company entered into and closed a stock purchase agreement with certain investors, pursuant to which the subscribers agreed, subject to the terms and conditions of the agreement, to purchase an aggregate of 3,140,800 shares of common stock, par value $0.001 per share, at a purchase price of $0.45 per Share, for aggregate gross proceeds of approximately $1,413,360.

As of October 31, 2025 and April 30, 2025, total number of shares of common stock issued and outstanding was 20,194,804 shares and 17,054,004, respectively, at par value of $0.001 per share; total number of shares of preferred stock issued and outstanding was 135,000 shares. The number of authorized and outstanding common stock were retrospectively applied as if the transaction occurred at the beginning of the period presented.

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

The grant-date fair value of the stock options awarded to directors was $351,500, total compensation expense related to these options will be recognized on a straight-line basis over the three-year vesting period. For the three and six months ended October 31, 2025, the Company recognized $29,292 and $58,584 share-based compensation expense for the options to the three directors. As of October 31, 2025 and April 30, 2025, unrecognized compensation expense related to these options was $202,836 and $261,420, respectively.

Following is a summary of the activities of stock options for the six months ended October 31, 2025:

	Number of Stock Options	Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding as of April 30, 2025	93,000	$1.61	9.23
Exercisable as of April 30, 2025	—	$—	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of October 31, 2025 (unaudited)	93,000	$1.61	8.73
Exercisable as of October 31, 2025 (unaudited)	62,000	$1.61	8.73

NOTE 14 — SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the unaudited condensed consolidated financial statements were issued and determined the Company has following subsequent event that needs to be disclosed.

On November 19, 2025, the board of directors of Marwynn approved to explore and expand Company’s supply-chain management operations to include sourcing, logistics coordination, trading facilitation, documentation management, and commercial operations related to electronic waste and recyclable materials, without engaging in any physical processing, dismantling, recycling, or hazardous operations (“E-Waste Reverse Supply Chain Business”).

On November 19, 2025, the board of directors approved the formation of a wholly owned subsidiary to operate within the electronic waste supply chain business (“E-Waste Reverse Supply Chain Business”). The subsidiary, EcoLoopX Corporation, was incorporated in the state of California on November 25, 2025, and is intended to provide non-operational supply chain services. It will not engage in any physical processing, dismantling, recycling, or hazardous materials handling. Instead, its activities will be limited to coordination, sourcing, logistics management, documentation facilitation, vendor and partner engagement, and compliance support. The Company believes that concentrating its resources in the food and beverage and expanding into the e-waste reverse supply chain business sector will better align with its long-term growth objectives and enhance its ability to capture emerging market opportunities.

During the second quarter of fiscal year 2026, following approval by the Board of Directors of the Company, the Company committed to a plan to dispose of Grand Forest Cabinetry Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions, or projections, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under Part II - Item 1A Risk Factors of this Report, in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended April 30, 2025 and in the audited consolidated financial statements and notes included therein (collectively, the “2025 Annual Report”), as well as in our unaudited condensed consolidated financial statements and the related notes included in this Report. Pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the SEC, in preparing this discussion and analysis, we have presumed that readers have access to and have read the disclosure under the same heading contained in the 2025 Annual Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Business Overview and Recent Development

Marwynn Holdings, Inc. (“Marwynn” or the “Company”) was incorporated in the state of Nevada, United States of America (“USA”) on February 27, 2024. The Company is a holding company with no material operations of its own, Marwynn conducts substantially all its operations through its wholly-owned  subsidiaries.

FuAn Enterprise, Inc (“FuAn”), a subsidiary of Marwynn, was incorporated in the state of California on April 18, 2016. FuAn is a food and non-alcoholic beverage supply chain company that specializes in connecting businesses between different regions, particularly between Asia and the U.S. FuAn’s comprehensive supply chain services include the sourcing of Asian food, snacks, and non-alcoholic beverages, and distributing branded goods to mainstream markets, grocery stores and wholesale/warehouse clubs in the U.S. In addition, FuAn provides supply chain consulting, and market expansion support for businesses. With a focus on sourcing Asian foods and non-alcoholic beverages, FuAn aims at becoming a leading importer and distributor of premium Asian foods and non-alcoholic beverages to the U.S. markets.

Grand Forest Cabinetry Inc (“Grand Forest”), a subsidiary of Marwynn, was incorporated in the state of California on February 22, 2021. Grand Forest is an indoor home improvement supply chain provider that focus on providing high-quality kitchen cabinets, flooring, and home improvement products sourced from international suppliers. Grand Forest focuses on sourcing high-quality products from reliable overseas suppliers and distributing them to customers across the U.S.

On October 27, 2025, the Company entered into a Securities Purchase Agreement to sell all of the issued and outstanding equity interests of Grand Forest to a third-party buyer (the “Transaction”). Our stockholders have approved the Transaction, and pending the completion of the Transaction, Grand Forest will cease to be a subsidiary of the Company. As of the date hereof, Grand Forest remains a wholly-owned subsidiary of the Company. See “Risk Factors” under Part II - Item 1A Risk Factors for a discussion of the potential risks associated with the Transaction and the Company’s post-Transaction operations. The Company anticipates that the transaction will be completed prior to the end of December 31, 2025.

On November 19, the board of directors approved the formation of a wholly owned subsidiary to operate within the electronic waste supply chain business (“E-Waste Reverse Supply Chain Business”). The subsidiary, EcoLoopX Corporation, was incorporated in the state of California on November 25, 2025, and is intended to provide non-operational supply chain services. It will not engage in any physical processing, dismantling, recycling, or hazardous materials handling. Instead, its activities will be limited to coordination, sourcing, logistics management, documentation facilitation, vendor and partner engagement, and compliance support. The Company believes that concentrating its resources in the food and beverage and expanding into the e-waste reverse supply chain business sector will better align with its long-term growth objectives and enhance its ability to capture emerging market opportunities.

Business Trends and Uncertainties

During the first quarter of 2025, the United States has introduced trade policy actions that have increased import tariffs across a wide range of countries at various rates, including on product imports from almost all countries and individualized higher tariffs on certain other countries, such as China. Some of these tariff announcements have since been followed by announcements of limited exemptions and temporary pauses. Our current business relies heavily on international supply chains and imported products. This dependence exposes us to risks associated with shifting global trade policies, tariffs, and geopolitical tensions, particularly in the Asia-Pacific region, and could negatively impact affect our business in multiple ways, including increased costs of our products. These tariffs have introduced additional volatility into our procurement and logistics operations and may increase our cost of goods sold.

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

We are also entering the E-Waste Reverse Supply Chain Business, which focuses on coordination, sourcing, logistics management, documentation facilitation, vendor and partner engagement, and compliance support related to discarded electronic products. The Company will not engage in any physical processing, dismantling, recycling, or hazardous materials handling. Although we will not handle e-waste directly, this business line may still be subject to evolving environmental regulations, data security laws, and global commodity pricing pressures. We are actively evaluating operational and regulatory risks, and exploring long-term strategies for scalable and compliant growth in this area.

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

Three Months Ended October 31, 2025 compared to Three Months Ended October 31, 2024

Revenues from contining operations

We derive our revenues from (i) sale of food and beverage, and (ii) consulting services. The following table presents our revenues by product and service types and as percentage of our total revenues for the periods presented.

	For the three months ended October 31,
	2025		2024		Variance
	USD	Percent	USD	Percent	Amount	Percent
Sale of Food and Beverage	$-	-%	$-	-%	$-	-%
Consulting Services	43,750	100%	43,750	100%	-	-%
Total Revenues	$43,750	100%	$43,750	100.00%	$-	-%

Sales of food and beverage

There was no revenue from sales of food and beverage accounted for the three months ended October 31, 2025 and 2024, respectively. We are actively seeking new retailers and working with them to introduce new products that are less sensitive to the tariff tensions between the U.S. and China.

We also plan to increase our revenue by diversifying our markets from major mass market channels to ethnic supermarkets chains. In addition, we already finished the setup process to become a vendor to some major food distributors. Our decision of disposing Grand Forest is to maximize the efficiency and profitability of its existing business of supply chain consulting, and supply chain services of sourcing Asian foods, snacks, and non-alcoholic beverages, and distributing branded goods to mainstream markets, grocery stores and wholesale / warehouse clubs in the US.

Consulting services

Revenue from consulting services accounted for 100% and 100% of total revenues for the three months ended October 31, 2025 and 2024, respectively. Revenue from consulting services remained relatively consistent for the three months ended October 31, 2025 compared to the three months ended October 31, 2024. We started our consulting services business in March 2024 through providing supply chain and brand management services proposals and solutions to customers to help them optimize their inventory management and product distribution strategy, to reduce delivery times, shipping costs and diversify distribution channels.

Costs of Revenues associated with contining operations

We incur our costs from (i) sale of food and beverage, and (ii) consulting services.

Cost of revenues from sale of food and beverage was nil for the three months ended October 31, 2025 and 2024, as there were no sales for food and beverage. Our cost of revenues from sale of food and beverage primarily includes inventory costs, storage and freight costs.

Cost of revenues associated with our consulting services was immaterial and primarily consisted of labor costs.

Results of Operations

Comparison of the three months ended October 31, 2025 and 2024

The following table summarizes our consolidated results of operations and as percentage of our total revenues for the period presented.

	For the three months ended October 31,
	2025	% of Revenues	2024	% of Revenues	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenues, net	$43,750	100.00%	$43,750	100.00%	$-	-%
Cost of revenues	-	-%	-	-%	-	-%
Gross profit	43,750	100.00%	43,750	100.00%	-	-%
Selling expenses	(37,800)	(86.40)%	(25,000)	(57.14)%	(12,800)	51.20%
General and administrative expenses	(354,736)	(810.83)%	(265,240)	(606.26)%	(89,496)	33.74%
Total operating expenses	(392,536)	(897.23)%	(290,240)	(663.41)%	(102,296)	35.25%
Loss from operations	(348,786)	(797.23)%	(246,490)	(563.41)%	(102,296)	41.50%
Total other income, net	19,689	45.00%	-	-%	19,689	100.00%
Loss before income tax provision	(329,097)	(752.22)%	(246,490)	(563.41)%	(82,607)	33.51%
Income tax provision	(1,675)	(3.83)%	(1,568)	(3.58)%	(107)	6.82%
Net loss to the Company from continuing operations	(330,772)	(756.05)%	(248,058)	(566.99)%	(82,714)	33.34%
Net income (loss) to the Company from discontinued operations, net of tax	(565,515)	(1,292.61)%	133,687	305.57%	(699,202)	(523.01)%
Net loss	$(896,287)	(2,048.66)%	$(114,371)	(261.42)%	$(781,916)	683.67%

Revenues from continuing operations

Revenues for the three months ended October 31, 2025 and 2024 were $43,750 and $43,750, respectively, mainly from the consulting services we provided.

Cost of revenues associated with continuing operations

The following table presents our costs of revenues by products and services provided as percentage of total cost of revenues for the periods presented.

For the three months ended October 31,
	2025		2024		Variance
	USD	Percent	USD	Percent	Amount	Percent
Sale of Food and Beverage	$-	-%	$-	-%	$-	-%
Consulting Services	-	-%	-	-%	-	-%
Total Cost of Revenues	$-	-%	$-	-%	$-	-%

Cost of revenues for the three months ended October 31, 2025, and 2024 was nil, respectively.

Gross profit and gross margin associated with continuing operations

The following table presents our gross profit and gross margin by products and services provided as percentage of total revenues for the periods presented.

	For the three months ended October 31,
	2025		2024
	Gross profit	Profit Margin to Total Revenues	Gross profit	Profit Margin to Total Revenues
Sale of Food and Beverage	$-	-%	$-	-%
Consulting Services	43,750	100.00%	43,750	100.00%
Gross Profit and Gross Margin	$43,750	100.00%	$43,750	100.00%

Selling expenses associated with continuing operations

Our selling expenses were $37,800 for the three months ended October 31, 2025, as compared to $25,000 for the three months ended October 31, 2024, representing an increase of $12,800, or 51.20%. The increase in the selling expenses was mainly due to (1) increased payroll expenses of $12,500, or 50.00% due to increased hourly pay rate, and (2) slightly increased postage and shipping expenses of $300, or 100.00% as compared to the same period in 2024 resulting from shipping costs incurred for sending product samples for exploring new products for customers. Selling expenses accounted for 86.40% and 57.14% of our total revenues for the three months ended October 31, 2025 and 2024, respectively.

General and administrative expenses associated with continuing operations

Our general and administrative expenses were $354,736 for the three months ended October 31, 2025, as compared to $265,240 for the three months ended October 31, 2024, reflecting an increase of $89,496 or 33.74%. The increase in general and administrative expenses was mainly due to increased professional fee by $54,957 or 34.57% as compared to the same period of 2024, resulting from increased audit, accounting and consulting expenses as a result of being a public company, increased rent expense by $24,186, or 169.95% as compare to the same period of 2024, and increased insurance expenses by $36,234, or 100.00% as compared to the same period in 2024, which was mainly due to increased director and officer insurance expenses. The increased general administrative expenses were partly offset by decreased payroll expenses by $35,645 or 81.20% as compared to the same period in 2024, the decrease was mainly from decreased number of employees of FuAn, and decreased meal and entertainment expenses by $3,164 or 100.00% as compared to the same period of 2024 for the purpose of saving the Company’s operating costs.

General and administrative expenses accounted for 810.83% and 606.26% of our total revenues for the three months ended October 31, 2025 and 2024, respectively.

Other income (expenses), net

Other income was $19,689 and nil for the three months ended October 31, 2025 and 2024, respectively.

Net loss from continuing operations

We had a net loss from continuing operations of $330,772 for the three months ended October 31, 2025, compared to $248,058 for the three months ended October 31, 2024, representing an increase of $82,714, or 33.34%. The increase in our net loss from continuing operations was mainly due to increased operating expenses as described above.

Net income (loss) from discontinued operations

We had a loss from discontinued operations of $565,515 for the three months ended October 31, 2025, compared to an income from discontinued operations of $133,687 for the three months ended October 31, 2024, representing a decrease of $699,202, or 523.01%.

Net loss

As a result of the above, we had a net loss of $896,287 for the three months ended October 31, 2025, compared to a net loss of $114,371 for the three months ended October 31, 2024, an increase of net loss of $781,916 or 683.67%, which was mainly resulting from increased audit, accounting and consulting fee, and insurance expense.

Six Months Ended October 31, 2025 compared to Six Months Ended October 31, 2024

Revenues from continuing operations

We derive our revenues from (i) sale of food and beverage, and (ii) consulting services. The following table presents our revenues by product and service types and as percentage of our total revenues for the periods presented.

	For the six months ended October 31,
	2025		2024		Variance
	USD	Percent	USD	Percent	Amount	Percent
Sale of Food and Beverage	$-	-%	$44,886	32.79%	$(44,886)	(100.00)%
Consulting Services	85,000	100.00%	91,988	67.21%	(6,988)	(7.60)%
Total Revenues	$85,000	100.00%	$136,874	100.00%	$(51,874)	(37.90)%

Sales of food and beverage

Sales of food and beverage accounted for nil and 32.79% of total sales for the six months ended October 31, 2025 and 2024, respectively. Sales of food and beverage decreased by $44,886 or 100.00% from $44,886 for the six months ended October 31, 2024 to nil for the six months ended October 31,2025. The decrease in our sales was primarily due to cease of the purchase orders from Costco. We are actively seeking new retailers and working with them to introduce new products that are less sensitive to the tariff tensions between the U.S. and China.

Consulting services

Revenue from consulting services accounted for 100.00% and 67.21% of total revenues for the six months ended October 31, 2025 and 2024, respectively. Revenue from consulting services decreased by $6,988, or 7.60% from $91,988 for the six months ended October 31, 2024 to $85,000 for the six months ended October 31, 2025. We started our consulting services business in March 2024 through providing supply chain and brand management services proposals and solutions to customers to help them optimize their inventory management and product distribution strategy, to reduce delivery times, shipping costs and diversify distribution channels.

Costs of Revenues associated with continuing operations

We incur our costs from (i) sale of food and beverage, and (ii) consulting services. The following table presents our costs of revenues as percentage of its corresponding revenue for the periods presented.

	For the six months ended October 31,
	2025		2024		Variance
	USD	Percent	USD	Percent	Amount	Percent
Sale of Food and Beverage	$-	-%	$23,733	52.87%	$(23,773)	(100.00)%
Consulting Services	52	0.06%	25,548	27.77%	(25,496)	(99.80)%
Total Cost of Revenues	$52	0.06%	$49,281	36.00%	$(49,229)	(99.89)%

Cost of revenues from sale of food and beverage decreased by $23,773, or 100.00% from $23,773 for the six months ended October 31, 2024, to nil for the six months ended October 31, 2025. Our cost of revenues from sale of food and beverage primarily includes inventory costs, storage and freight costs. The decrease in our cost of revenues for sale of food and beverage was mainly due to cease of purchase orders from Costco, we did not have any orders from Costco for the six months ended October 31, 2025 and 2024.

Cost of revenues associated with our consulting services was immaterial and primarily consisted of labor costs.

Results of Operations

Comparison of the six months ended October 31, 2025 and 2024

The following table summarizes our consolidated results of operations and as percentage of our total revenues for the period presented.

	For the six months ended October 31,
	2025	% of Revenues	2024	% of Revenues	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenues, net	$85,000	100.00%	$136,874	100.00%	$(51,874)	(37.90)%
Cost of revenues	(52)	(0.06)%	(49,281)	(36.00)%	49,229	(99.89)%
Gross profit	84,948	99.94%	87,593	64.00%	(2,645)	(3.02)%
Selling expenses	(1,314,168)	(1,546.08)%	(60,616)	(44.29)%	(1,253,552)	2,068.02%
General and administrative expenses	(1,752,811)	(2,062.13)%	(807,751)	(590.14)%	(945,060)	117.00%
Total operating expenses	(3,066,979)	(3,608.21)%	(868,367)	(634.43)%	(2,198,612)	253.19%
Loss from operations	(2,982,031)	(3,508.27)%	(780,774)	(570.43)%	(2,201,257)	281.93%
Total other income, net	15,830	18.62%	-	-%	15,830	100.00%
Loss before income tax provision	(2,966,201)	(3,489.65)%	(780,774)	(570.43)%	(2,185,427)	279.91%
Income tax provision	(3,183)	(3.74)%	(3,094)	(2.26)%	(89)	2.88%
Net loss from continuing operations	(2,969,384)	(3,493.39)%	(783,868)	(572.69)%	(2,185,516)	278.81%
Net income (loss) from discontinued operations, net of tax	(646,656)	(760.77)%	340,968	249.11%	(987,624)	(289.65)%
Net loss	$(3,616,040)	(4,254.16)%	$(442,900)	(323.58)%	$(3,173,140)	716.45%

Revenues from continuing operations

Revenues for the six months ended October 31, 2025 and 2024 were $85,000 and $136,874, respectively, a decrease of $51,874 or 37.90%. The decrease of revenues was primarily attributed to decreased sale of food imports and distribution by $44,886 and decreased consulting services by $6,988.

Cost of revenues associated with continuing operations

The following table presents our costs of revenues by products and services provided as percentage of total cost of revenues for the periods presented.

	For the six months ended October 31,
	2025		2024		Variance
	USD	Percent	USD	Percent	Amount	Percent
Sale of Food and Beverage	$-	-%	$23,733	52.87%	$(23,733)	(100.00)%
Consulting Services	52	0.06%	25,548	52.03%	(25,496)	(99.80)%
Total Cost of Revenues	$52	0.06%	$49,281	36.00%	$(49,229)	(99.89)%

Cost of revenues for the six months ended October 31, 2025, and 2024 was $52 and $49,281, respectively, a decrease of $49,229 or 99.89%. The decrease in cost of revenues in the same period of 2025 was primarily attributed to decreased cost from sale of food and beverage by $23,733, or 100.00% and decreased cost from consulting service by $25,496, or 99.80%. Cost of revenues for sale of food and beverage as a percentage of total revenues was 0.00% and 52.87%, respectively, for the six months ended October 31, 2025 and 2024. Cost of revenues for consulting services as a percentage of total revenues was 0.06% and 52.03%, respectively, for the six months ended October 31, 2025 and 2024.

Gross profit and gross margin associated with continuing operations

The following table presents our gross profit and gross margin by products and services provided as percentage of total revenues for the periods presented.

	For the six months ended October 31,
	2025		2024
	Gross profit	Profit Margin to Total Revenues	Gross profit	Profit Margin to Total Revenues
Sale of food and beverage	$-	-%	$21,153	15.45%
Consulting services	84,948	99.94%	66,440	48.54%
Gross profit and gross margin	$84,948	99.94%	$87,593	64.00%

The following table presents our gross margin by products and services provided as a percentage of its corresponding categories.

	For the six months ended October 31,
	2025	2024
Sale of food and beverage	-%	47.13%
Consulting services	99.94%	72.23%

The gross profit for the six months ended October 31, 2025 and 2024 was $84,948 and $87,593, respectively, a decrease of $2,645 or 3.02%. The blended gross profit margin was 99.94% for the six months ended October 31, 2025 compared with 64.00% for the same period in 2024. Gross profit for sale of food and beverage decreased by 100.00% for the six months ended October 31, 2025 due to no sales to Costco. Gross profit for consulting services increased by 27.86% for the six months ended October 31, 2025.

Selling expenses associated with continuing operations

Our selling expenses were $1,314,168 for the six months ended October 31, 2025, compared to $60,616 for the six months ended October 31, 2024, representing an increase of $1,253,552, or 2,068.02%. The increase in the selling expenses was mainly due to (1) increased advertising and marketing expenses of $1,239,500, or 11,804.76%. To attract new customers, increase our market share and improve operation efficiency, we entered into several consulting agreements for business development, market expansion, supply chain management, and strategic financial plan and support advisory services, (2) increased payroll expenses of $12,500, or 119.05% due to increased hourly pay rate, and (3) slightly increased shipping expenses of $1,552, or 14.78% as compared to the same period in 2024 resulting from shipping costs incurred for sending product samples for exploring new products for customers. Selling expenses accounted for 1,546.08% and 44.29% of our total revenues for the six months ended October 31, 2025 and 2024, respectively.

General and administrative expenses associated with continuing operations

Our general and administrative expenses were $1,752,811 for the six months ended October 31, 2025, compared to $807,751 for the six months ended October 31, 2024, reflecting an increase of $945,060 or 117.00%. The increase in general and administrative expenses was mainly due to increased professional fee by $928,935 or 178.70% as compared to the same period of 2024, resulting from increased audit, accounting and consulting expenses as a result of being a public company, and increased insurance expenses by $72,469, or 100.00% as compared to the same period in 2024, which was mainly due to increased director and officer insurance expenses. The increased general administrative expenses were partly offset by decreased payroll expenses by $58,475 or 57.94% as compared to the same period in 2024, the decrease was mainly from decreased number of employees of FuAn, and decreased meal and entertainment expenses by $34,875 or 99.95% as compared to the same period of 2024 for the purpose of saving the Company’s operating costs.

General and administrative expenses accounted for 2,062.13% and 590.14% of our total revenues for the six months ended October 31, 2025 and 2024, respectively.

Other income (expenses), net

Other income were $15,830 for the six months ended October 31, 2025, compared to other income of nil for the six months ended October 31, 2024. For the six months ended October 31, 2025, other income mainly consisted of other income of $ 2,803 and interest income of $ 20,612, which was partly offset with other expenses of $6,832, and interest expense of $753.

Net loss from continuing operations

We had a net loss from continuing operations of $2,969,384 for the six months ended October 31, 2025, compared to $783,868 for the six months ended October 31, 2024, representing an increase of $2,185,516, or 278.81%. The increase in our net loss from continuing operations was mainly due to increased operating expenses as described above.

Income (loss) from discontinued operations

We had a net loss from discontinued operations of $646,656 for the six months ended October 31, 2025, compared to a net income from discontinued operations of $340,968 for the six months ended October 31, 2024, representing a decrease net income of $987,624, or 289.65%.

Net loss

As a result of the above, we had a net loss of $3,616,040 for the six months ended October 31, 2025, compared to a net loss of $442,900 for the six months ended October 31, 2024, representing an increase of net loss of $3,173,140 or 716.45%. The increase was mainly resulting from decreased revenue and increased audit, accounting and consulting fee, and insurance expense.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. We have funded our working capital, operations and other capital requirements in the past primarily by equity financing, borrowing from related parties, cash flow from operations, and bank loans.

In assessing our liquidity, we monitor and analyze our cash on-hand, our ability to generate sufficient revenue sources, the collection of our accounts receivable, our ability to obtain additional financial support in the future, and our operating and capital expenditure commitments. As reflected in our unaudited condensed consolidated financial statements, we had cash balance of approximately $1.36 million as of October 31, 2025. We also had accounts receivable, net balance of approximately $0.17 million as of October 31, 2025, among which approximately $15,000 or 8.7% has been collected as of the date of this report.

Our working capital amounted to approximately $2.09 million as of October 31, 2025. Currently, we are working to improve our liquidity and capital sources primarily through cash flows from operation, debt financing, and financial support from our principal stockholder. In order to fully implement our business plan and sustain continued growth, we may also seek equity financing from outside investors.

However, as reflected in the accompanying unaudited condensed consolidated financial statements, the Company had net loss from continuing operations of approximately $2.97 million and net loss from discontinued operations of approximately $0.65 million for the six months ended October 31, 2025 and cash outflow from operating activities from continuing operations of approximately $0.49 million and cash inflow from operating activities from discontinued operations of approximately $0.15 million for the six months ended October 31, 2025. The management plans to increase its revenue of FuAn by diversifying its markets from major mass market channels to ethnic supermarkets chains. The Company expects to increase sales through FuAn’s distribution channels in the near future. The Company’s decision of disposing Grand Forest is to maximize the efficiency and profitability of its existing business of supply chain consulting, and supply chain services of sourcing Asian foods, snacks, and non-alcoholic beverages, and distributing branded goods to mainstream markets, grocery stores and wholesale / warehouse clubs in the US.

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

The following table summarizes our cash flows for the six months ended October 31,2025 and 2024, respectively.

	Six Months Ended October 31
	2025	2024
Net cash used in operating activities for continuing operations	$(486,753)	$(1,062,390)
Net cash provided by operating activities for discontinued operations	149,343	390,405
Net cash used in operating activities	(337,410)	(682,541)
Net cash used in investing activities for continuing operations	(330,000)	-
Net cash used in investing activities for discontinued operations	(11,900)	(1,748)
Net cash used in investing activities	(341,900)	(1,748)
Net cash provided by (used in) financing activities for continuing operations	1,607,213	(501)
Net cash used in financing activities for discontinued operations	(658,461)	(619,442)
Net cash provided by (used in) financing activities	948,752	(619,943)
Increase (decrease) in cash	269,442	(1,293,676)
Cash, beginning of the period	1,261,874	1,364,780
Cash, end of the period	$1,531,316	$71,104

Net cash used in operating activities

Net cash outflow from operating activities from continuing operations decreased by $575,637 for the six months ended October 31, 2025 comparing with the six months ended October 31, 2024, mainly resulting from (a) decreased cash outflow on prepaid expenses and other current assets by $2,640,170, (b) decreased payment on deferred IPO costs by $618,910, (c) decreased cash outflow on advance to vendor by $181,805, (d) decreased cash outflow on deferred revenue by $50,385, which was partly offset by (e) increased outstanding accounts receivable by $777,886, and (f) increased net loss from continuing operations of $2,185,516 with adding-back of non-cash adjustments to net loss by 72,773.

Net cash provided by operating activities from discontinued operations was $149,343 and $390,405 for the six months ended October 31, 2025 and 2024, respectively.

Net cash used in investing activities

Net cash used in investing activities from continuing operations was $330,000 for the six months ended October 31, 2025, compared to nil for the same period in 2024. The net cash used in investing activities in 2025 mainly consisted of loans made to Bio Essence Pharmaceutical totaling $330,000.

Net cash used in investing activities from discontinued operations was $11,900 and $1,748 for the six months ended October 31, 2025 and 2024, respectively.

Net cash used in financing activities

Net cash provided by financing activities from continuing operations was $1,607,213 for the six months ended October 31, 2025, compared to net cash used in financing activities of $501 for the six months ended October 31, 2024. The net cash provided by financing activities in 2025 mainly consisted of repayment of loan from shareholder of $193,853 and proceeds from issuance of common stock of $1,413,360. The net cash used in financing activities in 2024 mainly consisted of loan to shareholder of $501.

Net cash used in financing activities from discontinued operations was $658,461 and $619,442 for the six months ended October 31, 2025 and 2024, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of October 31, 2025 and April 30, 2025.

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

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the historical carrying amount net of allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including historical losses, the age of the receivable balance, the customer’s historical payment patterns, its current credit-worthiness and financial condition, and current market conditions and economic trends. Accounts are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There was no allowance for credit losses related to continuing operations as of October 31, 2025 and April 30, 2025. As of October 31, 2025 and April 30, 2025, the allowance for credit losses for discontinued operations were $557,201 and $557,201, respectively.

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

The Company derives its revenues primarily from two business segments to provide (i) food and beverage supply chain and brand management services, and (ii) Consulting service related to brand management.

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

Sales Returns and Allowances

For food and beverage, the Company accrues estimated sales returns based on past experience and current trend of product sales. There was no allowance for sales returns for continuing operations as of October 31, 2025 and April 30, 2025. As of October 31, 2025 and April 30, 2025, the allowance for sales returns for discontinued operations were $171,905 and $205,988, respectively.

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

On November 4, 2024, the FASB issued an ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”) to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions (such as cost of sales; selling, general, and administrative expenses; and research and development). The amendments in the ASU require disclosure in the notes to financial statements of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity: 1. Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(e). 2. Include certain amounts that are already required to be disclosed under current generally accepted accounting principles in the same tabular disclosure as the other disaggregation requirements. 3. Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. 4) Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its related disclosures.

In January 2025, the FASB issued ASU 2025-01 Income Statement-Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The FASB issued ASU 2024-03 on November 4, 2024-03 states that the amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Following the issuance of ASU 2024-03, the FASB was asked to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). Because of how the effective date guidance was written, a non-calendar year-end entity may have concluded that it would be required to initially adopt the disclosure requirements in ASU 2024-03 in an interim reporting period, rather than in annual reporting period. The FASB’s intent in the basis for conclusions of ASU 2024-03 is clear that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of the adoption of this standard to determine its impact on its disclosures.

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

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquirer in the Acquisition of a Variable Interest Entity. The amendments provide guidance on identifying the accounting acquirer in transactions involving a variable interest entity. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting period within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

In May 2025, the FASB issued ASU 2025-04, Compensation - Stock Compensation (Topic 18) and Revenue from contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The amendments provide guidance on identifying the accounting acquirer in transactions involving a variable interest entity. The amendments clarify the accounting for share-based consideration payable to a customer under Topic 718 and Topic 606. The amendments are effective for annual reporting periods, including interim reporting period within those annual periods, beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient and, if applicable, an accounting policy election to simplify the measurement of credit losses for certain receivables and contract assets. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in any interim or annual period in which financial statements have not been issued or made available for issuance. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the quarter ended October 31, 2025.

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

Change in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three months ended October 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to the Grand Forest Disposal Transaction

On October 27, 2025,  Marwynn Holdings, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Reli Home Décor Inc., a California corporation (the “Buyer”), solely for the purposes of selling all of the shares it owns in its wholly owned subsidiary, Grand Forest Cabinetry Inc., a California corporation (“Grand Forest”). The transactions contemplated herein is referred to as “Transaction”.

The announcement and pendency of the Transaction, whether or not consummated, may adversely affect The Company’s business.

The announcement and pendency of the Transaction, whether or not consummated, may adversely affect the trading price of the Company’s common stock, its business or its relationships with customers, suppliers and employees. In addition, pending the completion of the Transaction, the Company may be unable to attract and retain key personnel and the focus and attention of the company’s management and employee resources may be diverted from operational matters during the pendency of the Transaction.

The Company cannot be sure if or when the Transaction will be completed.

The closing of the Transaction is subject to the satisfaction or waiver of various conditions. The Company cannot guarantee that the closing conditions set forth in the Securities Purchase Agreement will be satisfied. If the Company is unable to satisfy the closing conditions in the Buyer’s favor or if other mutual closing conditions are not satisfied, the Buyer will not be obligated to complete the Transaction. In the event that the Transaction is not completed, the announcement of the termination of the Securities Purchase Agreement may adversely affect the trading price of the Company’s common stock, its business and operations or its relationships with customers, suppliers and employees.

If the Transaction is not completed, the Company’s Board of Directors, in discharging its fiduciary obligations to the Company’s stockholders, may evaluate other strategic alternatives that may be available, which such alternatives may not be as favorable to the Company as the Transaction.

The Company’s stockholders will not receive any of the proceeds of the Transaction.

The proceeds from the Transaction will be paid directly to the Company. As discussed elsewhere in this information statement, the Company’s Board of Directors has not made any definitive plans with respect to the use of proceeds from the Transaction. If the Transaction is consummated, the Company expects that it may use all or a portion of the proceeds from the transaction to, among other things: (i) repay outstanding indebtedness, (ii) reinvest into its remaining businesses, or (iii) pursue strategic acquisitions. The amounts and timing of the Company’s actual expenditures, however, will depend upon numerous factors, and the Company may find it necessary or advisable to use portions of the proceeds from the Transaction for different or presently non-contemplated purposes.

The Company’s management will have broad discretion over the use of proceeds from the Transaction and could spend the proceeds in ways that do not improve its results of operations or enhance the value of its common stock. The failure by management to apply these funds effectively could result in financial losses that could have a material adverse effect on the Company’s business or cause the price of its common stock to decline.

The Company’s operations will be curtailed and the Company will have limited sources of revenue following the Transaction, which may negatively impact the value and liquidity of the Company’s common stock.

Upon the closing of the Transaction, the size of the Company’s business operations will be reduced and its sources of revenue will be limited to its Food Supply Chain Business. Although the Company’s Board of Directors may use a portion of the proceeds from the Transaction to support the business operations remaining following the Transaction, there can be no assurance that the Company will be successful at carrying out the operations of its remaining businesses or that it will be successful at generating revenue. A failure by the Company to secure additional sources of revenue following the closing of the Transaction could negatively impact the value and liquidity of its common stock.

The Company will continue to incur the expense of complying with public company reporting requirements following the closing of the Transaction.

After the Transaction, the Company will continue to be required to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), even though compliance with such reporting requirements is economically burdensome.

The Company may be delisted from the Nasdaq following the consummation of the Transaction.

The Company’s SEC reporting obligations as a public company will not be impacted as a result of the closing of the Transaction and, following the completion of the Transaction, the Company expects that its common stock will continue to be listed on the Nasdaq Capital Market. However, it is not possible to predict the trading price of the Company’s common stock following the closing of the Transaction or the impact that the Transaction may have on the Company’s remaining business.

In order to maintain the listing of the Company’s common stock on the Nasdaq, the Company’s common stock must comply with certain continued listing requirements, including having:

●	at least two registered and active market makers, one of which may be a market maker entering a stabilizing bid;

●	a minimum bid price of at least $1.00 per share;

●	at least 300 total holders (including both beneficial holders and holders of record, but excluding any holder who is directly or indirectly an executive officer, director or the beneficial holder of more than 10% of the total shares outstanding); and

●	at least 500,000 publicly held shares with a market value of at least $1.0 million (excluding any shares held directly or indirectly by officers, directors or any person who is the beneficial owner of more than 10% of the total shares outstanding).

The Company must also meet at least one of the following continued listing standards:

●	stockholders’ equity of at least $2.5 million;

●	market value of the Company’s common stock of at least $35 million; or

●	net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years.

The Company believes that it will continue to meet NASDAQ’s continued listing requirements following the completion of the Transaction. No assurances, however, can be given that the Company will continue to satisfy these requirements as some of these requirements are outside of the Company’s direct control, such as the bid price of its common stock, the number of holders of its common stock and the value of its publicly held shares. If the Company is unable to meet these requirements, NASDAQ may take action to delist the Company’s common stock. In such a case, the Company may appeal NASDAQ’s determination to delist its common stock, but such appeal may not be successful.

If the Company’s common stock is delisted from NASDAQ, the Company expects that its common stock would begin trading on the over-the-counter markets. The delisting of the Company’s common stock could result in a reduction in its trading price and would substantially limit the liquidity of the Company’s common stock. In addition, delisting could materially adversely impact the Company’s ability to raise capital or pursue strategic restructuring, refinancing or other transactions. Delisting from NASDAQ could also have other negative results, including the potential loss of confidence by institutional investors.

The Company, and not its stockholders, will receive the proceeds from the Transaction. The Company’s Board of Directors has not made any definitive plans with respect to the use of proceeds from the Transaction. If the Transaction is consummated, the Company expects that it may use all or a portion of the proceeds from the transaction to, among other things: (i) repay outstanding indebtedness, (ii) reinvest into its remaining businesses, or (iii) pursue strategic acquisitions. The amounts and timing of the Company’s actual expenditures, however, will depend upon numerous factors, and the Company may find it necessary or advisable to use portions of the proceeds from the Transaction for different or presently non-contemplated purposes.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On October 28, 2025, Marwynn Holdings, Inc. (the “Company”) entered into and closed a stock purchase agreement (the “Agreement”) with certain investors (collectively, the “Subscribers”), pursuant to which the Subscribers agreed, subject to the terms and conditions of the Agreement, to purchase an aggregate of 3,140,800 shares of common stock, par value $0.001 per share (the “Shares”), at a purchase price of $0.45 per Share, for aggregate gross proceeds of approximately $1,413,360 (the “Offering”). Each Subscriber has represented that it is an accredited investor within the meaning of Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended (“Securities Act”), and has such knowledge and experience in financial and business matters that the Subscriber is capable of evaluating the merits and risks of the Subscriber’s purchase as contemplated by the Agreement. The Shares to be issued under the Agreements are made in reliance on the exemption from registration afforded by Regulation S as promulgated by the United States Securities and Exchange Commission (the “SEC”) under the Securities Act.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended October 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 - EXHIBITS

The following exhibits are filed as part of this Report.

Exhibit No.	Description of Exhibit
2.1	Securities Purchase Agreement Entered into Between the Company and Reli Home Décor Inc., Dated October 27, 2025 (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 28, 2025)
10.1	Form of Stock Purchase Agreement (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2025)
31.1	Section 302 Certification – Chief Executive Officer
31.2	Section 302 Certification – Chief Financial Officer
32.1*	Section 906 Certification – Chief Executive Officer
32.2*	Section 906 Certification – Chief Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act or the Exchange Act, irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 22, 2025	MARWYNN HOLDINGS, INC.

	By:	/s/ Yin Yan
	Name:	Yin Yan
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Shengnan Xu
	Name:	Shengnan Xu
	Title:	Chief Financial Officer
(Principal Financial Officer)