Form 10-Q
period 2026-01-31
Marwynn Holdings, Inc.
filed 2026-03-17
CIK 2030522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

or

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

There were 20,194,804 shares of common stock, $0.001 par value, of the registrant issued and outstanding as of March 13, 2026.

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

MARWYNN HOLDINGS, INC.

FORM 10-Q

For the Quarterly Period Ended January 31, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amount in U.S. dollars, except for number of shares)

	January 31, 2026 (Unaudited)	April 30, 2025

ASSETS

Current Assets
Cash and cash equivalents	$295,826	$871,009
Accounts receivable, net	224,999	194,999
Other receivable	300,000	-
Due from related party	-	193,853
Note receivables	830,000	-
Prepaid expenses and other current assets	954,724	2,812,675
Total Current Assets	2,605,549	4,072,536

Non-Current Assets
Property and equipment, net	5,944	17,694
Intangible assets, net	139,583	177,083
Operating lease right-of-use assets, net	11,579	44,596
Deferred tax assets	-	2,227
Total Non-Current Assets	157,106	241,600

ASSETS FROM DISCONTINUED OPERATIONS	-	10,622,939

TOTAL ASSETS	$2,762,655	$14,937,075

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$4,578	$9,682
Accrued expenses and other current liabilities	247,308	6,080
Operating lease liabilities – current	12,207	45,677
Income tax payable	189,940	177,592
Total Current Liabilities	454,033	239,031

LIABILITIES FROM DISCONTINUED OPERATIONS	-	9,726,281

Total Liabilities	454,033	9,965,312

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001, 5,000,000 shares authorized; 135,000 shares Series A Super Voting Preferred Stock designated, issued and outstanding at January 31, 2026 and April 30, 2025	135	135
Common stock, par value $0.001, 45,000,000 shares authorized; 20,194,804 shares and 17,054,004 shares issued and outstanding at January 31, 2026 and April 30, 2025, respectively	20,195	17,054
Additional Paid-in Capital	10,429,728	8,931,634
Accumulated deficit	(8,141,436)	(3,977,060)
Total Stockholders’ Equity	2,308,622	4,971,763

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,762,655	$14,937,075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARWYNN HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amount in U.S. dollars, except for number of shares)

	For the Three Months ended January 31,		For the Nine Months ended January 31,
	2026	2025	2026	2025

Revenue, net	$1,383,941	$623,709	$1,468,941	$760,583
Cost of revenue	(1,300,286)	(379,081)	(1,300,338)	(428,362)
Gross profit	83,655	244,628	168,603	332,221

Operating expenses
Selling expenses	(14)	(25,722)	(1,314,182)	(86,338)
General & administrative expenses	(635,248)	(134,823)	(2,388,059)	(942,574)

Total operating expenses	(635,262)	(160,545)	(3,702,241)	(1,028,912)

Income (loss) from operations	(551,607)	84,083	(3,533,638)	(696,691)

Other income (expenses)
Other expenses	(20,654)	(2,168)	(4,071)	(2,168)
Interest income (expense)	36,143	(115)	35,390	(115)
Total other income (expenses), net	15,489	(2,283)	31,319	(2,283)

Income (loss) before income tax provision	(536,118)	81,800	(3,502,319)	(698,974)

Income tax provision	(12,218)	(1,574)	(15,401)	(4,668)

Net income (loss) from continuing operations	(548,336)	80,226	(3,517,720)	(703,642)
Net income (loss) from discontinued operations, net of tax	-	(56,808)	(646,656)	284,160

Net loss	$(548,336)	$23,418	$(4,164,376)	$(419,482)

Net loss per common stock
Basic and diluted*	$(0.03)	$0.00	$(0.23)	$(0.03)
Weighted average number of common shares outstanding
Basic and Diluted**	20,194,804	15,004,004	18,146,456	15,004,004

*	Share and per share data are presented on a retroactive basis to reflect the effects of (i) 1.55-for-1 forward stock split of the common stock, and (ii) 4.5-for-1 forward stock split of the Series A Super-Voting Preferred Stock effected on September 9, 2024.
**	Earnings per share for basic and diluted weighted average shares outstanding are the same due to anti-dilutive effect resulting from the net loss for the three and nine months ended January 31, 2026.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARWYNN HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2026 AND 2025

(Amount in of U.S. dollars, except for number of shares)

	Preferred shares		Common shares		Additional paid-in	Retained earnings (accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit)	equity
Balance as of April 30, 2025	135,000	$135	17,054,004	$17,054	$8,931,634	$(3,977,060)	$4,971,763

Net loss for the period	-	-	-	-	-	(2,719,753)	(2,719,753)

Share-based compensation expense	-	-	-	-	29,292	-	29,292

Balance as of July 31, 2025	135,000	135	17,054,004	17,054	8,960,926	(6,696,813)	2,281,302

Net loss for the period	-	-	-	-	-	(896,287)	(896,287)

Issuance of common stock	-	-	3,140,800	3,141	1,410,219	-	1,413,360

Share-based compensation expense	-	-	-	-	29,292	-	29,292

Balance as of October 31, 2025	135,000	135	20,194,804	20,195	10,400,437	(7,593,100)	2,827,667

Net loss for the period	-	-	-	-	-	(548,336)	(548,336)

Share-based compensation expense	-	-	-	-	29,291	-	29,291

Balance as of January 31, 2026	135,000	$135	20,194,804	$20,195	$10,429,728	$(8,141,436)	$2,308,622

Balance as of April 30, 2024 *	135,000	$135	15,004,004	$15,004	$2,384,891	$421,417	$2,821,447

Net loss	-	-	-	-	-	(328,531)	(328,531)

Balance as of July 31, 2024	135,000	135	15,004,004	15,004	2,384,891	92,886	2,492,916

Net loss	-	-	-	-	-	(114,369)	(114,369)

Balance as of October 31, 2024	135,000	135	15,004,004	15,004	2,384,891	(21,483)	2,378,547

Net income	-	-	-	-	-	23,418	23,418

Balance as of January 31, 2025	135,000	$135	15,004,004	$15,004	$2,384,891	$1,935	$2,401,965

*	Share and per share data are presented on a retroactive basis to reflect the effects of (i) 1.55-for-1 forward stock split of the common stock, and (ii) 4.5-for-1 forward stock split of the Series A Super-Voting Preferred Stock effected on September 9, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARWYNN HOLDINGS, INC.

UNAUIDTED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount in U.S. dollars, except for number of shares)

	For the Nine Months ended January 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,164,376)	$(419,482)
Net income (loss) from discontinued operations	(646,656)	284,160
Net loss from continuing operations	(3,517,720)	(703,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	43,749	-
Depreciation and amortization	49,250	39,440
Share-based compensation expense	87,875	-
Change in deferred tax assets	2,227	681
Operating lease expense	35,349	27,699
Changes in operating assets and liabilities:
Accounts receivable	(73,749)	789,136
Prepaid expenses and other current assets	2,359,334	(380,437)
Deferred IPO costs	-	(697,750)
Advance to vendors	(501,382)	-
Accounts payable	(5,104)	66,446
Deferred revenue	-	(50,385)
Income tax payable	12,348	(99,552)
Accrued expenses and other current liabilities	241,228	(5,333)
Operating lease liabilities	(35,802)	(34,425)

Net cash used in operating activities from continuing operations	(1,302,397)	(1,048,122)
Net cash provided by operating activities from discontinued operations	198,788	767,410

Net Cash Used in Operating Activities	(1,103,609)	(280,712)

CASH FLOWS FROM INVESTING ACTIVITIES
Note receivables	(830,000)	-
Other receivable	(300,000)	-
Cash received from disposal of subsidiary	250,000	-

Net cash used in investing activities from continuing operations	(880,000)	-
Net cash used in investing activities from discontinued operations	(11,900)	(56,772)

Net Cash Used in Investing Activities	(891,900)	(56,772)

CASH FLOWS FORM FINANCING ACTIVITIES:
Bank overdraft	-	24,212
Loans from (to) shareholders	193,853	(38,501)
Proceeds from issuance of common stock	1,413,360	-

Net cash provided by (used in) financing activities from continuing operations	1,607,213	(14,289)
Net cash used in financing activities from discontinued operations	(382,428)	(756,961)

Net Cash Provided by (Used in) Financing Activities	1,224,785	(771,250)

Net change in cash and cash equivalents	(770,724)	(1,108,734)

Cash and cash equivalents, beginning of the period	1,261,874	1,364,780

Cash and cash equivalents, end of the period	$491,150	$256,046

ANALYSIS OF BALANCES OF CASH AND CASH EQUIVALENTS:
Cash and equivalents	$295,826	$480
Cash and equivalents included in discontinued operations	$195,324	$255,566
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$19,163	$312,673
Cash paid for interest	$5,097	$32,219

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

The Company’s business was operated by the following entities: (1) FuAn Enterprise, Inc (“FuAn”), which was incorporated in the state of California on April 18, 2016. FuAn is a food and non-alcoholic beverage supply chain company that specializes in connecting businesses between different regions, particularly between Asia and the U.S. FuAn’s comprehensive supply chain services include the sourcing of Asian food, snacks, and non-alcoholic beverages, and distributing branded goods to mainstream markets, grocery stores and wholesale/warehouse clubs in the U.S. In addition, FuAn provides supply chain consulting, and market expansion support for businesses; (2) Grand Forest Cabinetry Inc (“Grand Forest”), which was incorporated in the state of California, on February 22, 2021. KZS Kitchen Cabinet & Stone Inc (“KZS”) was incorporated in the state of California, on October 11, 2018, and merged with and into Grand Forest on June 1, 2024. Following the merger, all of the home improvement business is now under Grand Forest as the surviving corporation. Grand Forest is an indoor home improvement supply chain provider that focuses on providing high-quality kitchen cabinets, flooring, and home improvement products sourced from international suppliers. The Company disposed of Grand Forest during fiscal year 2026 and it is presented as a discontinued operation in the accompanying unaudited condensed consolidated financial statements. See “Discontinued Operations - Grand Forest” below; and (3) EcoLoopX Corporation (“EcoLoopX”), which was incorporated in the state of California on November 25, 2025, mainly engaged in e-waste reverse supply chain business. Its activities primarily include sourcing recyclable e-waste materials from suppliers and facilitating transactions with customers, as well as logistics management, documentation facilitation, and vendor and partner engagement. The Company believes the expansion into the e-waste reverse supply chain business sector will better align with its long-term growth objectives and enhance its ability to capture emerging market opportunities.

Discontinued Operations - Grand Forest

During the second quarter of fiscal year 2026, following approval by the Board of Directors of the Company, the Company committed to a plan to dispose of Grand Forest Cabinetry Inc.

On October 27, 2025, Marwynn entered into a Securities Purchase Agreement with Reli Home Décor Inc., a California corporation (the “Buyer”), solely for the purposes of selling all of the shares it owns in its wholly owned subsidiary Grand Forest. Pursuant to the Purchase Agreement, the Company has agreed to sell all 70,000 shares of common stock of Grand Forest that it owns to the Buyer for an aggregate cash purchase price of $550,000. The Closing is subject to certain customary conditions, including: (i) approval of the transaction by the Company’s board and stockholders, (ii) receipt of any required approval from Nasdaq, (iii) the absence of any court order or governmental action prohibiting the transaction, and (iv) no applicable law in effect that would make consummation of the transaction illegal. On December 22, 2025, the Company completed the sale of all of its equity interests of Grand Forest. Following the sale of Grand Forest, the Company is no longer indoor home improvement supply chain provider.

As of January 31, 2026, the unaudited condensed consolidated financial statements of the Company of continuing operation include the following entities:

	Place and date of	% of ownership
Name of entities	incorporation	Direct	Indirect	Principal activities
Marwynn Holdings, Inc.	February 27, 2024, state of Nevada	Parent		Investment Holding
FuAn Enterprise, Inc.	April 18, 2016, State of California	100%		Food and beverage supply chain and brand management services
EcoLoopX Corporation	November 25, 2025, State of California	100%		E-waste reverse supply chain

Grand Forest Cabinetry Inc. has been classified as a discontinued operation as of April 30, 2025, and for the three and nine months ended January 31, 2026 and 2025, and is presented separately in the unaudited condensed financial statements.

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

Liquidity and Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company incurred net loss of $548,336 and $3,517,720 from continuing operations for the three and nine months ended January 31, 2026, respectively, and had cash outflow from operating activities of $1,302,397 from continuing operations for the nine months ended January 31, 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the unaudited condensed consolidated financial statements. The management plans to increase its revenue of FuAn by diversifying its markets from major mass market channels to ethnic supermarkets chains. In addition, FuAn has already finished the setup process to become a vendor to some major food distributors. The Company completed the disposal of Grand Forest Cabinetry Inc. during fiscal year 2026, allowing management to focus on its core supply chain consulting and food distribution business. The Company started the e-waste reverse supply chain business through its new subsidiary EcoLoopX during the three months ended January 31, 2026, to better align with its long-term growth objectives and enhance its ability to capture emerging market opportunities

The Company had $295,826 cash on hand and working capital of approximately $2.15 million as of January 31, 2026. The Company has historically funded its working capital needs primarily from operations and shareholder loans. The working capital requirements are affected by the efficiency of operations and depend on the Company’s ability to increase its revenue. However, the Company may need additional cash resources in the future if the Company experiences changed business conditions or other developments and may also need additional cash resources in the future if the Company wishes to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. If it is determined that the cash requirements exceed the Company’s amounts of cash on hand, the Company may seek to issue debt or equity securities or obtain a credit facility from banks or others.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information with the instructions to the Quarterly Report on Form 10-Q and Article 8 Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. The unaudited condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes for the years ended April 30, 2025 and 2024 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on August 8, 2025. In the opinion of management, all adjustments, consisting of normal accruals, considered necessary for a fair presentation of the interim financial statements have been included. Results for the three and nine months ended January 31, 2026 are not necessarily indicative of the results that may be expected for the year ending April 30, 2026. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in the consolidation.

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

Cash and cash equivalents

Cash include cash on hand and demand deposits that are highly liquid in nature and have original maturities when purchased of three months or less. The Company’s cash is maintained at financial institutions in the United States of America. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation (“FDIC”)’s federally insured limits. The standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category. The bank deposits exceeding the standard insurance amount will not be covered. As of January 31, 2026 and April 30, 2025, cash balances of continuing operations held in the banks, exceeding the standard insurance amount, are $45,826 and $621,009, respectively. The Company has not experienced any losses in accounts held in these financial institutions and believes it is not exposed to any risks on its cash held in these financial institutions.

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

Accounts receivable represents the amounts that the Company has an unconditional right to consideration, which are stated at the historical carrying amount net of allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including historical losses, the age of the receivable balance, the customer’s historical payment patterns, its current credit-worthiness and financial condition, and current market conditions and economic trends. Accounts are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company had $43,749 and nil allowance for credit losses related to continuing operations as of January 31, 2026 and April 30, 2025, respectively.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation and impairment losses, if any. Expenditures for maintenance and repairs are expensed as incurred, while additions, renewals and improvements that extend the useful lives of property and equipment are capitalized. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts, and any resulting gain or loss is reflected in the unaudited condensed consolidated statement of operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives by asset classification are generally as follows:

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

The Company evaluates events and changes in circumstances that could indicate the carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of those assets, the Company records an impairment charge in the period in which such a determination is made. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on the above analysis, no impairment loss was recognized related to these long-lived assets as of January 31, 2026 and April 30, 2025.

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

The Company derives its revenues primarily from three business segments to (i) provide food and beverage supply chain and brand management services, (ii) consulting service related to brand management, and (iii) sale of recyclable e-waste materials.

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

Revenue from recyclable e-waste materials sales

Revenue from recyclable e-waste materials consists primarily of sales of recyclable and recycled items, including metals, plastics, paper, electronic waste, and processed feedstock, to traders and downstream commercial customers. Currently, the Company’s customers for these transactions are primarily located in Hong Kong. The Company is in the process of expanding its customer base and is actively developing relationships with potential customers in the United States.. The Company recognizes revenue on a gross basis as it acts as the principal in these arrangements. The Company obtains control of the materials prior to transfer, has discretion in establishing pricing, and bears inventory risk before control is transferred to the customer. Customer contracts are generally fixed-price arrangements and typically include a single performance obligation of selling of the e-waste materials. Revenue is recognized at a point in time when control of the materials transfers to the customer, which generally occurs upon delivery in accordance with the contractual shipping terms. Customer contracts generally do not include variable consideration, material rights of return, or significant financing components.

Sales Returns and Allowances

For food and beverage, the Company accrues estimated sales returns based on past experience and the current trend of product sales. There was no allowance for sales returns for continuing operations as of January 31, 2026 and April 30, 2025.

Disaggregation of Revenue

The following table provides information about disaggregated revenue from continuing operations by product or service type:

	For the three months ended January 31
	2026	2025
	(unaudited)	(unaudited)

Revenue from food and beverage sales	$340,192	$579,960
Revenue from consulting services	43,749	43,749
Revenue from recyclable e-waste materials sales	1,000,000	-
Total revenues	$1,383,941	$623,709

	For the nine months ended January 31
	2026	2025
	(unaudited)	(unaudited)

Revenue from food and beverage sales	$340,192	$624,846
Revenue from consulting services	128,749	135,737
Revenue from recyclable e-waste materials sales	1,000,000	-
Total revenues	$1,468,941	$760,583

Cost of Revenues

Cost of revenues consists of merchandise purchase costs, labor and other costs, duty and freight-in costs, packaging costs, processing and sorting costs, and labor costs associated with providing consulting services to customers.

Shipping and Handling Costs

Shipping and handling costs include costs incurred for delivery of the products to customers, and are included in selling expenses. Shipping and handling costs from continuing operations were $1,681 and $722 for the three months ended January 31, 2026 and 2025, respectively. Shipping and handling costs from continuing operations were $1,681 and $838 for the nine months ended January 31, 2026 and 2025, respectively.

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

In accordance with ASC 280, Segment Reporting, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the CODM or decision-making group, in deciding how to allocate resources and in assessing performance. The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s CODM for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the CODM, reviews operating results by the revenue of different products. Based on management’s assessment, the Company has determined that it has three operating segments as defined by ASC 280, including sale of food and beverage, consulting services and sale of e-waste materials.

The following tables present summary information by segment for the three months ended January 31, 2026 and 2025, respectively:

	For the three months ended January 31, 2026 (unaudited)
	Sale of food and beverage	Consulting services	Sale of e-waste materials	Total
Sales	$340,192	$43,749	$1,000,000	$1,383,941
Cost of sales	270,666	58,746	970,874	1,300,286
Operating expenses	146,649	55,500	433,113	635,262
Loss from operations	(77,123)	(70,497)	(403,987)	(551,607)
Other income (expense), net	22,720	(7,231)	-	15,489
Income tax provision	(5,674)	1,036	(7,580)	(12,218)
Net loss	$(60,077)	$(76,692)	$(411,567)	$(548,336)

Capital expenditure	$-	$-	$-	$-

	For the three months ended January 31, 2025 (unaudited)
	Sale of food and beverage	Consulting services	Total
Sales	$579,960	$43,749	$623,709
Cost of sales	328,182	50,899	379,081
Operating expense	131,893	28,652	160,545
Income (loss) from operations	119,885	(35,802)	84,083
Other expense, net	(1,876)	(407)	(2,283)
Income tax provision	(2,820)	1,246	(1,574)
Net income (loss)	$115,189	$(34,963)	$80,226

Capital expenditure	$-	$-	$-

The following tables present summary information by segment for the nine months ended January 31, 2026 and 2025, respectively:

	For the nine months ended January 31, 2026 (unaudited)
	Sale of food and beverage	Consulting services	Sale of e-waste materials	Total
Sales	$340,192	$128,749	$1,000,000	$1,468,941
Cost of sales	270,666	58,798	970,874	1,300,338
Operating expenses	2,862,498	406,630	433,113	3,702,241
Loss from operations	(2,792,972)	(336,679)	(403,987)	(3,533,638)
Other income, net	22,720	8,599	-	31,319
Income tax provision	(5,674)	(2,147)	(7,580)	(15,401)
Net loss	$(2,775,926)	$(330,227)	$(411,567)	$(3,517,720)

Capital expenditure	$-	$-	$-	$-
Total reportable assets	$1,701,082	$1,032,487	$29,086	$2,762,655

	For the nine months ended January 31, 2025 (unaudited)
	Sale of food and beverage	Consulting services	Total
Revenues, net	$624,846	$135,737	$760,583
Cost of revenues	351,915	76,447	428,362
Operating expenses	739,530	289,382	1,028,912
Loss from operations	(466,599)	(230,092)	(696,691)
Other expenses, net	(1,876)	(407)	(2,283)
Income tax expense	(3,835)	(833)	(4,668)
Net loss	$(472,310)	$(231,332)	$(703,642)
Capital expenditure	$—	$—	$—
Total reportable assets	$1,536,226	$—	$1,536,226

As of January 31, 2026 and April 30, 2025, all of the Company’s assets are located in the United States.

For the nine and three months ended January 31, 2026, the Company generate revenue from the U.S. was $382,727 and $354,775 and from Hong Kong and China was $1,086,214 and $1,029,166, respectively.

For the nine and three months ended January 31, 2025, the Company generate revenue from the U.S. was $623,710 and $594,543 and from Hong Kong and China was $136,873 and $29,166, respectively.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash, accounts receivable, inventories, prepaid expenses and other current assets, short-term loan payable, accounts payable, accrued expenses and other current liabilities and deferred revenue approximate the fair value of the respective assets and liabilities as of January 31, 2026 and April 30, 2025 based upon the short-term nature of the assets and liabilities.

The Company believes that the carrying amount of long-term loan approximates its fair value at January 31, 2026 and April 30, 2025 based on the terms of the borrowings and current market rates as the rates of the borrowings are reflective of the current market rates.

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

The Company determines if the lease is an operating or finance lease at the lease commencement date based upon the terms of the lease and the nature of the asset. The lease term used to calculate the lease liability includes options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Marwynn’s warehouse and office lease is classified as an operating lease, reflected in the operating lease right-of-use assets, current portion of operating lease liabilities and non-current portion of operating lease liabilities on the unaudited condensed consolidated balance sheets. Marwynn’s equipment lease is classified as a finance lease, reflected in the property and equipment, current portion of finance lease liabilities and non-current portion of finance lease liabilities on the consolidated balance sheets.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU assets are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The right-of-use (“ROU”) asset is initially measured as the amount of lease liability, adjusted for any initial lease costs, prepaid lease payments, and reduced by any lease incentives. There was no impairment of the Company’s ROU assets as of January 31, 2026 and April 30, 2025.

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

Earnings (loss) per Common Stock

Basic earnings (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares pertaining to warrants, stock options, and similar instruments had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding unvested restricted stock, options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). Potential common stock that has an anti-dilutive effect (i.e., those that increase income per common stock or decrease loss per common stock) are excluded from the calculation of diluted loss per share. For the three months ended January 31, 2026 and 2025, the Company 0 dilutive share with anti-dilutive effect. For the nine months ended January 31, 2026 and 2025, the Company had 15,984 and 0 dilutive share with anti-dilutive effect.

The following table sets forth the computation of basic and diluted net loss per share for the three months ended January 31, 2026 and 2025:

	For the three months ended January 31, (unaudited)
	2026	2025
Net (loss) income attributable to the Company from continuing operations	$(548,336)	$80,226
Net loss attributable to the Company from discontinued operations	-	(56,808)
Weighted average common stock outstanding - basic	20,194,804	15,004,004
Weighted average common stock outstanding - diluted	20,194,804 *	15,004,004
Net (loss) income per share of common stock from continuing operations - basic	$(0.03)	$0.00
Net loss per share of common stock from discontinued operations - basic	$-	$(0.00)
Net (loss) income per share of common stock from continuing operations - diluted	$(0.03)	$0.00
Net loss per share of common stock from discontinued operations - diluted	$-	$(0.00)

The following table sets forth the computation of basic and diluted net loss per share for the nine months ended January 31, 2026 and 2025:

	For the nine months ended January 31, (unaudited)
	2026	2025
Net loss attributable to the Company from continuing operations	$(3,517,720)	$(703,642)
Net (loss) income attributable to the Company from discontinued operations	(646,656)	284,160
Weighted average common stock outstanding - basic	18,146,456	15,004,004
Weighted average common stock outstanding - diluted	18,146,456 *	15,004,004
Net loss per share of common stock from continuing operations - basic	$(0.19)	$(0.05)
Net (loss) income per share of common stock from discontinued operations - basic	$(0.04)	$0.02
Net loss per share of common stock from continuing operations - diluted	$(0.19)	$(0.05)
Net loss per share of common stock from discontinued operations -diluted	$(0.04)	$0.02

*	Loss per share for basic and diluted weighted average shares outstanding are the same due to anti-dilutive effect resulting from the net loss for the three and nine months ended January 31, 2026. There were no diluted shares outstanding for the three and nine months ended January 31, 2026.

Commitments and Contingencies

Certain conditions may exist as of the date the unaudited condensed consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s unaudited condensed consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of January 31, 2026 and April 30, 2025, the Company has no such contingencies.

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

For the three months ended January 31, 2026, three customers accounted for 72%, 15% and 10% of the Company’s total revenues from continuing operations, respectively. For the three months ended January 31, 2025, one customer accounted for 93% of the Company’s total revenues from continuing operations, respectively.

For the nine months ended January 31, 2026, two customers accounted for 68% and 14% of the Company’s total revenues from continuing operations, respectively. For the nine months ended January 31, 2025, one customer accounted for 76% of the Company’s total revenues from continuing operations, respectively.

As of January, 31, 2026, four customers accounted for 26%, 26%, 26% and 22% of the Company’s total outstanding accounts receivable balance from continuing operations, respectively. As of April 30, 2025, three customers accounted for 34%, 33% and 33% of the Company’s total outstanding accounts receivable balance from continuing operations, respectively.

For the three months ended January 31, 2026, three vendors accounted for 75% 15%, and 10% of the Company’s total purchases from continuing operations. For the three months ended January 31, 2025, the Company had one vendor accounted for  100% of the Company’s total purchase from continuing operations, respectively.

For the nine months ended January 31, 2026, three vendors accounted 75%, 15%, and 10% of the Company’s total purchases from continuing operations. For the nine months ended January 31, 2025, the Company had two vendors accounted for 76% and 12% of the Company’s total purchase from continuing operations, respectively.

As of January 31, 2026, no vendor accounted for more than 10% of the Company’s total outstanding accounts payable balance from continuing operations. As of April 30, 2025, one vendor accounted for 65% of the Company’s total outstanding accounts payable balance from continuing operations.

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

In October 2023, the FASB issued ASU No. 2023-06, “Disclosure Improvements — Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” The ASU amends the disclosure or presentation requirements related to various subtopics in the FASB ASC. The ASU was issued in response to the SEC’s August 2018 final amendments in Release No. 33-10532, Disclosure Update and Simplification that updated and simplified disclosure requirements that the SEC believed were duplicative, overlapping, or outdated. The guidance in ASU 2023-06 is intended to align GAAP requirements with those of the SEC and to facilitate the application of GAAP for all entities. The amendments introduced by ASU 2023-06 are effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. If, by June 30, 2027, the SEC has not removed the applicable requirements from its existing regulations, the pending content of the associated amendment will be removed from the ASC and will not become effective for any entities. Early adoption is permitted. The adoption of ASU 2023-06 is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements or related disclosures.

On November 4, 2024, the FASB issued an ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”) to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions (such as cost of sales; selling, general, and administrative expenses; and research and development). The amendments in the ASU require disclosure in the notes to financial statements of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity: 1. Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(e). 2. Include certain amounts that are already required to be disclosed under current generally accepted accounting principles in the same tabular disclosure as the other disaggregation requirements. 3. Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. 4. Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its related disclosures.

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

NOTE 3 — DISCONTINUED OPERATIONS

On October 27, 2025, Marwynn entered into a Securities Purchase Agreement with Reli Home Décor Inc., solely for the purposes of selling all of the shares it owns in its wholly owned subsidiary Grand Forest. Pursuant to the Purchase Agreement, the Company has agreed to sell all 70,000 shares of common stock of Grand Forest that it owns to the Buyer for an aggregate cash purchase price of $550,000. The transaction was closed on December 22, 2025. The Company recorded $226,381 gain on disposal of the subsidiary, which was different between the selling price of $550,000 and the carrying value of the net assets of $323,619 of the disposal entity. As of January 31, 2026, the Company received total payment of $250,000 and had a receivable of $300,000 was recorded as other receivable at the unaudited condensed consolidated balance sheets.

The Condensed Unaudited Consolidated Balance Sheet and Condensed Unaudited Consolidated Statements of Operations, and the notes to the Condensed Unaudited Consolidated Financial Statements, were retroactively reclassified for all periods presented to reflect the discontinuation of Grand Forest in accordance with FASB ASC 205.

The following table summarizes the carrying value of the assets and liabilities of the disposed group as of December 22, 2025 and April 30, 2025.

	As of December 22, 2025 (unaudited)	As of April 30, 2025 (unaudited)
ASSETS
Cash and Cash Equivalents	$195,324	$390,865
Account receivables, net	858,242	873,431
Inventories, net	5,332,898	4,784,269
Prepaid expenses and other current assets	295,338	263,887
Total current assets	6,681,802	6,312,452

Deferred tax assets, net	249,769	249,769
Property and equipment, net	187,222	252,809
Less: impairment allowance	(22,843)	-
Operating lease right-of-use assets, net	3,226,475	3,753,656
Less: impairment allowance	(385,033)	-
Finance lease right-of-use assets, net	47,404	54,253
Less: impairment allowance	(5,636)	-

Total non-current assets	3,297,358	4,310,487

TOTAL ASSETS	$9,979,160	$10,622,939

LIABILITIES
Short-term loan payable	$100,000	$100,000
Account Payable	5,213,167	3,875,088
Accrued expenses and other current liabilities	679,840	883,369
Operating lease liabilities – current	997,311	922,247
Financing lease liability – current	10,465	12,249
Income tax payable	74,751	50,019
Auto loan payable - current	9,581	12,547
Due to related parties	4,698	683,662
Total current liabilities	7,089,813	6,539,181

Operating lease liabilities – non-current	2,500,340	3,107,642
Finance lease liabilities – non-current	32,368	45,940
Auto loan payable - non-current	33,020	33,518
Total non-current liabilities	2,565,728	3,187,100

TOTAL LIABILITIES	$9,655,541	$9,726,281

The following table presents the components of discontinued operations reported in the unaudited condensed consolidated statements of operations for the periods ended December 22, 2025 and the three months and nine months ended January 31, 2025 (unaudited):

	For the period from November 1, 2025 to December 22, 2025	For the three months ended January 31, 2025	For period from May 1, 2025 to December 22, 2025	For the nine months ended January 31, 2025
Revenue, net	$1,449,720	$2,081,051	$6,702,808	$7,437,980

Cost of revenue	(1,161,296)	(1,207,904)	(4,437,066)	(3,995,249)

Gross profit	288,424	873,147	2,265,742	3,442,731

Operating expenses:
Selling expenses	(28,168)	(139,157)	(544,246)	(396,200)
General & administrative expenses	(464,872)	(816,024)	(2,156,748)	(2,613,035)
Total operating expenses	(493,040)	(955,181)	(2,700,994)	(3,009,235)

(Loss) income from operations	(204,616)	(82,034)	(435,252)	433,496

Other income (expenses):
Other income (expenses)	(2,590)	4,395	(1,770)	4,135
Impairment loss	-	-	(413,512)	-
Gain on disposal	226,381	-	226,381	-
Interest expense	(812)	(1,640)	(4,140)	(32,104)
Total other income (expenses), net	222,979	2,755	(193,040)	(27,969)

(Loss) income before income tax expense	18,363	(79,279)	(628,293)	405,527

Income tax provision	(18,363)	22,471	(18,363)	(121,367)

Net (loss) income from discontinued operations, net of tax	$-	$(56,808)	$(646,656)	$284,160

NOTE 4 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net were $224,999 and $194,999 as of January 31, 2026 and April 30, 2025, respectively.

Accounts receivable by aging bucket as of January 31, 2026 and April 30, 2025, consisted of the following:

Accounts receivable by aging bucket	Balance as of January 31, 2026 (unaudited)	Balance as of April 30, 2025
Less than six months	$137,499	$131,249
Seven to nine months	43,750	43,750
Ten to twelve months	43,750	20,000
Total accounts receivable, net	$224,999	$194,999

As of the date of this report, subsequent collection of the outstanding accounts receivable from continuing operations as of January 31, 2026 was nil, and subsequent collection of the outstanding accounts receivable from continuing operations as of April 30, 2025 was $105,000.

NOTE 5 — NOTE RECEIVABLES

On May 10, 2025, the Company’s subsidiary FuAn entered into a short-term note receivable agreement with a third-party company Bio Essence Pharmaceutical Inc. (“BEP”) to lend $500,000 to Bio Essence at a fixed annual interest rate of 10% with maturity date on December 10, 2025. As of January 31, 2026, the Company had received $170,000 repayments from BEP. As of the reporting date, the Company and BEP is in the process of renewing the maturity date.

On June 5, 2025 and July 10, 2025, the Company advanced $100,000 and $90,000, respectively, to BEP as a short-term borrowing with no interest. On August 4, 2025, the company received full repayment of $190,000 from BEP.

On November 19, 2025, the Company entered into a short-term note receivable agreement with a third party company Valemi Inc. (“Borrower”), pursuant to which the Company loaned $500,000 to the Borrower. The note bears interest rate of 9% per annum, calculated on a simple interest basis, and is secured by corporate and personal guarantees. The outstanding principal balance and any accrued but unpaid interest are due and payable in full on May 18, 2026.

As of January 31,2026, the outstanding balance of note receivables was $830,000 and accrued interest receivable was $19,680. Interest income of $15,735 and $36,347 was recognized during the three and nine months ended January 31, 2026.

NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets, consisted of the following:

	January 31, 2026 (unaudited)	April 30, 2025
Advance to vendors(i)	$501,382	$185,218
Security deposits(ii)	11,913	12,072
Prepaid service fee(iii)	416,385	2,615,385
Accrued interest receivable(iv)	7,500	—
Others	17,544	—
Total	$954,724	$2,812,675

(i)	Advance to vendors represents cash paid to various vendors for inventory purchase. Advances to vendors are reviewed periodically to determine whether their carrying value has become impaired. The Company considers the assets to be impaired if the realization of the advance becomes doubtful. The Company uses the aging method to estimate the allowance for credit loss for unrealizable balances. In addition, at each reporting date, the Company generally determines the adequacy of allowance for credit loss by evaluating all available information, and then records specific allowances for those advances based on the specific facts and circumstances. As of January 31, 2026 and April 30, 2025, there was no credit loss recorded as management believed that all of the advance to vendor balances were fully realizable.

(ii)	Security deposits represent rental security payment to the landlords for its warehouse and office facilities, which will be refunded upon maturity of the lease.

(iii)	Prepaid service fee represents various service agreements that the Company entered during fiscal year ended April 2025 for supply chain management service, logistics management service, market expanding and financial consulting services. The balances as of January 31, 2026, represented the unamortized remaining balance based on the agreements.

(iv)	Accrued interest receivable represents interest earned but not yet received on the Company’s $500,000 promissory notes with Valemi Inc and BEP.

NOTE 7 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	January 31, 2026 (unaudited)	April 30, 2025
Furniture and fixture	$23,127	$23,127
Less: accumulated depreciation	(17,183)	(5,433)
Property and equipment, net	$5,944	$17,694

Depreciation expenses from continuing operations were $3,917 and $647 for the three months ended January 31, 2026 and 2025, respectively. Depreciation expenses from continuing operations were $11,750 and $1,940 for the nine months ended January 31, 2026 and 2025, respectively.

NOTE 8 — INTANGIBLE ASSETS, NET

Intangible asset, net consisted of the following:

	January 31, 2026 (unaudited)	April 30, 2025
Software	$250,000	$250,000
Less: accumulated amortization	(110,417)	(72,917)
Intangible assets, net	$139,583	$177,083

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

Amortization expenses for the three months ended January 31, 2026 and 2025 were $12,500 and $12,500, respectively.

Amortization expenses for the nine months ended January 31, 2026 and 2025 were $37,500 and $37,500, respectively.

As of January 31, 2026, the estimated future amortization expenses of the intangible assets were as follow:

12 months ending January 31,	Amortization expenses
2027	$50,000
2028	50,000
2029	39,583
2030	-
Total	$139,583

NOTE 9 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	January 31, 2026 (unaudited)	April 30, 2025
Payroll and payroll tax payable	$1,899	$2,008
Sales tax payable	-	372
Credit card payable	369	3,700
Professional fee payable	245,040	-
Total	$247,308	$6,080

As of January 31, 2026, professional fees payable primarily consisted of outstanding legal fees related to SEC filing compliance services provided by the Company’s SEC counsel, as well as fees for legal services associated with acquisitions and discontinued operations, audit fees for potential acquisitions, and Nasdaq listing fees.

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

Total lease expenses from continuing operations amounted to $11,783 and $11,783 for the three months ended January 31, 2026 and 2025, respectively. Total lease expenses from continuing operations amounted to $35,349 and $35,349 for the nine months ended January 31, 2026 and 2025, respectively. Total lease expenses from discontinued operations amounted to $292,009 and $292,009 for the three months ended January 31, 2026 and 2025, respectively. Total lease expenses from discontinued operations amounted to $876,027 and $876,027 for the nine months ended January 31, 2026 and 2025, respectively. The Company’s ROU assets and lease liabilities are recognized using an effective interest rate of 10.50%, which was determined using the Company’s incremental borrowing rate.

As of January 31, 2026 and April 30, 2025, the average remaining term of the lease is 0.25 years and 1.0 years, respectively.

The Company’s operating ROU assets and lease liabilities were as follows:

	January 31, 2026 (unaudited)	April 30, 2025
Operating ROU:
Operating lease right-of-use assets	$94,441	94,441
Less: accumulated amortization of ROU assets	(82,862)	(49,845)
ROU assets, net	$11,579	$44,596

Operating lease liabilities:
Operating lease liabilities, current	$12,207	$45,677
Operating lease liabilities, non-current	-	-
Total lease liabilities	$12,207	$45,677

As of January 31, 2026, future maturity of the Company’s operating lease liabilities is as follows:

Years Ending January 31,	Operating lease liabilities
2027	$12,411
Total lease payments	12,411
Less: imputed interest	(204)
Total lease liabilities	$12,207

NOTE 11 — INCOME TAXES

Marwynn is a Nevada holding company subject to 21% corporate federal income tax rate. There is no state income tax rate because no state income tax is levied in Nevada. Marwynn is a holding company and does not have active operations as of January 31, 2026.

FuAn and EcoLoopX were incorporated in the State of California, and are subject to 21% corporate federal income tax rate and 8.84% California state income tax rate. Marwynn, FuAn and EcoLoopX file separate corporate income tax returns instead of a consolidated income tax return.

For the three months ended January 31, 2026, and 2025, the provision for income taxes consisted of the following:

	Three months ended January 31, 2026 (unaudited)	Three months ended January 31, 2025 (unaudited)
Current:
Federal income tax expense	$6,045	$818
State income tax expense	3,946	756
Deferred:
Federal income tax expense	2,227	—
State income tax expense	—	—
Total income tax expense	$12,218	$1,574

The following table reconciles the Company’s effective income tax rate for the three months ended January 31, 2026 and 2025:

	Three months ended January 31, 2026 (unaudited)	Three months ended January 31, 2025 (unaudited)
Federal statutory rate	(21.0)%	21.0%
State statutory rate, net of effect of state income tax deductible to federal income tax	(6.88)%	6.98%
Permanent difference – penalties, interest, and others	0.31%	2.71%
Valuation allowance	29.85%	(28.77)%
Effective tax rate	2.28%	1.92%

For the nine months ended January 31, 2026, and 2025, the provision for income taxes consisted of the following:

	Nine months ended January 31, 2026 (unaudited)	Nine months ended January 31, 2025 (unaudited)
Current:
Federal income tax expense	$7,699	$2,427
State income tax expense	5,475	2,241
Deferred:
Federal income tax expense	2,227	—
State income tax expense	—	—
Total income tax expense	$15,401	$4,668

The following table reconciles the Company’s effective income tax rate for the nine months ended January 31, 2026 and 2025:

	Nine months ended January 31, 2026 (unaudited)	Nine months ended January 31, 2025 (unaudited)
Federal statutory rate	(21.0)%	(21.0)%
State statutory rate, net of effect of state income tax deductible to federal income tax	(6.98)%	(6.98)%
Permanent difference – penalties, interest, and others	0.15%	1.37%
Valuation allowance	28.27%	27.28%
Effective tax rate	0.44%	0.67%

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are comprised of the following:

	January 31, 2026 (unaudited)	April 30, 2025
Deferred tax assets:
Operating lease liabilities, net of ROU	$127	$303
Depreciation	3,055	-
Bad debt expense	9,187	-
NOL	2,191,384	122,022
Valuation allowance	(2,203,753)	(120,098)
Deferred tax assets, net	$-	$2,227

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of January 31, 2026 and April 30, 2025, the Company had $16,899 and $12,131 accrued interest and penalties related to understated income tax payments, respectively. For the three months ended January 31, 2026 and 2025, the Company recorded $1,585 and $1,574 of interest and penalties related to understated income tax payments, respectively. For the nine months ended January 31, 2026 and 2025, the Company recorded $4,768 and $4,668 of interest and penalties related to understated income tax payments, respectively.

NOTE 12 — RELATED PARTY TRANSACTIONS

The Company’s related party transactions from continuing operations consisted of the following:

Due from a related party

Name of Related Party	Nature	Relationship	January 31, 2026 (unaudited)	April 30, 2025
Yin Yan	Other receivable	Chief Executive Officer (“CEO”) and owned 81% of equity interest of FuAn (before reorganization) and owns 40% of common shares and 100% of preferred shares of Marwynn	$—	193,853
Total			$—	$193,853

As of April 30, 2025, due from a related party was the advances payment that the Company paid to the related party. On May 20, 2025, the Company received the full repayment from this related party. As of January 31, 2026, there was no balance of due from a related party for continuing operations.

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

Following is a summary of the activities of warrants for the period ended January 31, 2026:

	Number of Warrants	Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding as of April 30, 2025	100,000	$4.80	4.95
Exercisable as of April 30, 2025	—	$—	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of January 31, 2026 (unaudited)	100,000	$4.80	4.20
Exercisable as of January 31, 2026 (unaudited)	—	$—	—

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

As of January 31, 2026 and April 30, 2025, total number of shares of common stock issued and outstanding was 20,194,804 shares and 17,054,004, respectively, at par value of $0.001 per share; total number of shares of preferred stock issued and outstanding was 135,000 shares. The number of authorized and outstanding common stock were retrospectively applied as if the transaction occurred at the beginning of the period presented.

Stock-based compensation

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

The grant-date fair value of the stock options awarded to directors was $351,500, total compensation expense related to these options will be recognized on a straight-line basis over the three-year vesting period. For the three and nine months ended January 31, 2026, the Company recognized $29,291 and $87,875 share-based compensation expense for the options to the three directors. As of January 31, 2026 and April 30, 2025, unrecognized compensation expense related to these options was $173,545 and $261,420, respectively.

Following is a summary of the activities of stock options for the nine months ended January 31, 2026:

	Number of Stock Options	Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding as of April 30, 2025	93,000	$1.61	9.23
Exercisable as of April 30, 2025	—	$—	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of January 31, 2026 (unaudited)	93,000	$1.61	8.48
Exercisable as of January 31, 2026 (unaudited)	62,000	$1.61	8.48

NOTE 14 — SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the unaudited condensed consolidated financial statements were issued and determined the Company has following subsequent event that needs to be disclosed.

On February 10, 2026, Marwynn issued a press release announcing the signing of a non-binding Letter of Intent (“LOI”) to acquire a 51% equity interest in DJ Mex Corp. (“DJ Mex”), a U.S.-based operator specializing in electronic-waste sourcing, logistics coordination, and recyclable materials trading. Following the Company’s due diligence, in March 2026, the Company has decided not to pursue the acquisition of DJ Mex.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions, or projections, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under Part II - Item 1A Risk Factors of this Report, in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended April 30, 2025 and in the audited consolidated financial statements and notes included therein (collectively, the “2025 Annual Report”), as well as in our unaudited condensed consolidated financial statements and the related notes included in this Report. Pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the SEC, in preparing this discussion and analysis, we have presumed that readers have access to and have read the disclosure under the same heading contained in the 2025 Annual Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

On December 22, 2025, the Company completed the sale of all of its equity interests of Grand Forest Cabinetry Inc. (“Grand Forest”) to a third-party buyer. Following the sale of Grand Forest, the Company is no longer indoor home improvement supply chain provider.

On November 19, 2025, the board of directors approved the formation of a wholly owned subsidiary to operate within the electronic waste supply chain business (“E-Waste Reverse Supply Chain Business”). The subsidiary, EcoLoopX Corporation, was incorporated in the state of California on November 25, 2025, and provides non-operational supply chain services. It does not engage in any physical processing, dismantling, recycling, or hazardous materials handling. Instead, its activities are limited to coordination, sourcing, logistics management, documentation facilitation, vendor and partner engagement, and compliance support. The Company believes that concentrating its resources in the food and beverage and expanding into the e-waste reverse supply chain business sector will better align with its long-term growth objectives and enhance its ability to capture emerging market opportunities.

On February 10, 2026, we issued a press release announcing the signing of a non-binding Letter of Intent (“LOI”) to acquire a 51% equity interest in DJ Mex Corp. (“DJ Mex”), a U.S.-based operator specializing in electronic-waste sourcing, logistics coordination, and recyclable materials trading. Following our due diligence, in March 2026, the Company decided not to pursue the acquisition of DJ Mex.

Business Trends and Uncertainties

During 2025 and continuing into 2026, the United States has introduced trade policy actions that have increased import tariffs across a wide range of countries at various rates, including on product imports from almost all countries and individualized higher tariffs on certain other countries, such as China. Some of these tariff announcements have since been followed by announcements of limited exemptions and temporary pauses. In February 2026, the U.S. Supreme Court invalidated tariffs predicated on the International Emergency Economic Powers Act (IEEPA), ruling that such taxing authority rests with Congress. In response, the administration has transitioned to alternative statutory frameworks, such as Section 122, while continuing to maintain Section 232 and Section 301 duties. This shifting landscape remains characterized by a complex series of temporary surcharges, targeted exemptions, and ongoing litigation regarding importer refunds. Our current food and non-alcohol beverage business relies heavily on international supply chains and imported products. This dependence exposes us to risks associated with shifting global trade policies, tariffs, and geopolitical tensions, particularly in the Asia-Pacific region, and could negatively impact affect our business in multiple ways, including increased costs of our products. These tariffs have introduced additional volatility into our procurement and logistics operations and may increase our cost of goods sold.

For our food and non-alcoholic beverage supply chain business, we have temporarily paused certain imports from China and are actively pursuing alternative sourcing strategies, including domestic suppliers and international partners in lower-risk regions. While we have temporarily paused imports from China, future sourcing decisions may change depending on market conditions, supplier availability, and trade policies. In addition, trade-related disruptions—such as shipping delays, port congestion, or container shortages—can create further uncertainty and may require expedited shipping or last-minute procurement efforts at elevated cost. While these changes are intended to mitigate future exposure, they may result in near-term transitional costs, logistical inefficiencies, and supplier onboarding challenges. Diversifying our supply base can also increase production and transportation costs and introduce operational complexity. During the quarter ended January 31, 2026, we had two primary vendors located in Taiwan and New Zealand. As we continue to expand our business operations and develop relationships with new suppliers and retail partners, we may encounter additional risks associated with supplier reliability, product quality control, logistics coordination, and regulatory compliance across multiple jurisdictions. Our expansion efforts may also require increased working capital, new operational infrastructure, and additional personnel, which could increase our operating expenses. We are actively working with Costco and other retailers to introduce new products that are less sensitive to the tariff tensions between the U.S. and China. However, there can be no assurance that these efforts will be successful or that such measures will fully offset the challenges posed by current trade policies.

We continue monitoring the fluid nature of proposed tariffs and any impact they may have on our operations and will continue to monitor macroeconomic conditions and evaluate the financial and operational impact of ongoing trade policy shifts. These risks could intensify depending on future developments and we are actively incorporating these considerations into our future operation planning, including assessing pricing actions, cost-control measures, and long-term sourcing strategies.

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

The e-waste reverse supply chain industry is highly competitive and includes established recycling companies, third-party logistics providers, environmental service firms, and specialized supply chain coordinators. Key participants range from large integrated waste management companies such as Waste Management, Inc. and Republic Services, Inc. to dedicated e-waste recyclers such as Sims Lifecycle Services. In addition, smaller regional operators and logistics-focused service providers compete for vendor relationships and compliance-driven contracts.

International Trade Policies

Current uncertainties about increases in tariffs of imported products from countries may have an adverse effect on our operations. Throughout 2025 and into early 2026, the United States implemented expansive trade policy actions, significantly increasing import tariffs on a global scale. In February 2026, the U.S. Supreme Court invalidated tariffs predicated on the International Emergency Economic Powers Act (IEEPA), ruling that such taxing authority rests with Congress. In response, the administration has transitioned to alternative statutory frameworks, such as Section 122, while continuing to maintain Section 232 and Section 301 duties. Based on the tariffs enacted and currently in effect, we anticipate incurring incremental tariff costs, additional costs that we may incur on products shipped to our customers, and costs as a result of pauses on certain of our product imports, in particular products from China. We expect to offset the impact of the enacted tariffs on our revenues with supply chain adjustments, sources of supply or manufacturing locations, and additional cost savings actions. For our food and non-alcoholic beverage supply chain business, we have temporarily paused certain imports from China and are actively pursuing alternative sourcing strategies, including domestic suppliers and international partners in lower-risk regions. We are actively working with Costco and our other customers to introduce new products that are less sensitive to the tariff tensions between the U.S. and China. During the quarter ended January 31, 2026, we had two new food-supply vendors from Taiwan and New Zealand. However, if other additional tariffs are adopted, we would incur additional tariff costs that could be material. We are actively evaluating the potential impacts of these proposed tariffs, as well as our ability to mitigate their related impacts, this may affect our revenue and cost of revenues.

Three Months Ended January 31, 2026 compared to Three Months Ended January 31, 2025

Revenues from continuing operations

We derive our revenues from (i) sale of food and beverage, (ii) consulting services, and (iii) sale of recyclable e-waste materials. The following table presents our revenues by product and service types and as percentage of our total revenues for the periods presented.

	For the three months ended January 31,
	2026		2025		Variance
	USD	Percent	USD	Percent	Amount	Percent
Sale of Food and Beverage	$340,192	24.58%	$579,960	92.99%	$(239,768)	(41.34)%
Consulting Services	43,749	3.16%	43,749	7.01%	-	-
Sale of recyclable e-waste materials	1,000,000	72.26%	-	-%	1,000,000	100.00%
Total Revenues	$1,383,941	100%	$623,709	100.00%	$760,232	121.89%

Sales of food and beverage

There were $340,192 and $579,960 from sales of food and beverage accounted for the three months ended January 31, 2026 and 2025, respectively. We are actively seeking new retailers and working with them to introduce new products that are less sensitive to the tariff tensions between the U.S. and China.

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

Consulting services

There were $43,749 and $43,749 from consulting services accounted for 3.16% and 7.01% of total revenues for the three months ended January 31, 2026 and 2025, respectively. Revenue from consulting services remained relatively consistent for the three months ended January 31, 2026 compared to the three months ended January 31, 2025. We started our consulting services business in March 2024 through providing supply chain and brand management services proposals and solutions to customers to help them optimize their inventory management and product distribution strategy, to reduce delivery times, shipping costs and diversify distribution channels.

Sales of recyclable e-waste materials

There were $1,000,000 from sales of recyclable e-waste materials for the three months ended January 31, 2026. We started our recyclable service in January 2026 through focusing on coordination, sourcing, logistics management, documentation facilitation, vendor and partner engagement, and compliance support related to discarded electronic products.

Costs of Revenues associated with continuing operations

We incur our costs from (i) sale of food and beverage, (ii) consulting services, and (iii) sale of recyclable e-waste materials.

	For the three months ended January 31,
	2026		2025		Variance
	USD	Percent	USD	Percent	Amount	Percent
Sale of Food and Beverage	$270,666	20.81%	$328,181	86.57%	$(57,515)	(17.53)%
Consulting Services	58,746	4.52%	50,900	13.43%	7,846	15.41%
Sale of recyclable e-waste materials	970,874	74.67%		%	970,874	100.00%
Total Cost of Revenues	$1,300,286	100.00%	$379,081	100.00%	$921,205	243.01%

Cost of revenues from sale of food and beverage was $270,666 and $328,182 for the three months ended January 31, 2026 and 2025, respectively. Our cost of revenues from sale of food and beverage primarily includes inventory costs, storage and freight costs.

Cost of revenue from consulting service was $58,746 and $50,900 for the three months ended January 31, 2026 and 2025, respectively. Cost of revenues associated with our consulting services was immaterial and primarily consisted of labor costs.

Cost of revenue from sale of recyclable e-waste materials was $970,874 for the three months ended January 31, 2026. Our cost of revenues from sale of recyclable materials primarily consisted of purchasing recyclable materials.

Results of Operations

Comparison of the three months ended January 31, 2026 and 2025

The following table summarizes our unaudited condensed consolidated results of operations and as percentage of our total revenues for the period presented.

	For the three months ended January 31,
	2026	% of Revenues	2025	% of Revenues	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenues, net	$1,383,941	100.00%	$623,709	100.00%	$760,232	121.89%
Cost of revenues	(1,300,286)	(93.96)%	(379,081)	(60.78)%	(921,205)	243.01%
Gross profit	83,655	6.04%	244,628	39.22%	(160,973)	(65.80)%
Selling expenses	(14)	(0.001)%	(25,722)	(4.12)%	25,708	(99.95)%
General and administrative expenses	(635,248)	(45.90)%	(134,823)	(21.62)%	(500,425)	371.17%
Total operating expenses	(635,262)	(45.90)%	(160,545)	(25.74)%	(474,717)	295.69%
Income (loss) from operations	(551,607)	(39.86)%	84,083	13.48%	(635,690)	(756.03)%
Total other income(expense),net	15,489	1.12%	(2,283)	(0.37)%	17,772	(778.45)%
Income (loss) before income tax provision	(536,118)	(38.74)%	81,800	13.12%	(617,918)	(755.40)%
Income tax provision	(12,218)	(0.88)%	(1,574)	(0.25)%	(10,644)	676.24%
Net income (loss) to the Company from continuing operations	(548,336)	(39.62)%	80,226	12.86%	(628,562)	(783.49)%
Net income (loss) to the Company from discontinued operations, net of tax	-	-%	(56,808)	(9.11)%	56,808	(100.00)%
Net income (loss)	$(548,336)	(39.62)%	$23,418	3.75%	$(571,754)	(2,441.52)%

Revenues from continuing operations

Revenues for the three months ended January 31, 2026 and 2025 were $1,383,941 and $623,709, respectively, an increase of $760,232 or 121.89%. The increase of revenue was primarily attributed to increased sale of recyclable e-waste materials by $1,000,000, partially offset by decreased sale of food imports and distribution by $239,768.

Cost of revenues associated with continuing operations

The following table presents our costs of revenues by products and services provided as percentage of total cost of revenues for the periods presented.

	For the three months ended January 31,
	2026		2025		Variance
	USD	Percent	USD	Percent	Amount	Percent
Sale of Food and Beverage	$270,666	20.81%	$328,181	86.57%	$(57,515)	(17.53)%
Consulting Services	58,746	4.52%	50,900	13.43%	7,846	15.41%
Sale of recyclable e-waste materials	970,874	74.67%		%	970,874	100.00%
Total Cost of Revenues	$1,300,286	100.00%	$379,081	100.00%	$921,205	243.01%

Cost of revenues for the three months ended January 31, 2026, and 2025 was $1,300,286 and $379,081, respectively. The increase in cost of revenues was primarily attributable to higher costs associated with the Company’s new operating segment of recyclable e-waste materials, which commenced operations in January 2026.

Gross profit and gross margin associated with continuing operations

The following table presents our gross profit and gross margin by products and services provided as percentage of total revenues for the periods presented.

	For the three months ended January 31,
	2026		2025
	Gross profit	Profit Margin to Total Revenues	Gross profit	Profit Margin to Total Revenues
Sale of Food and Beverage	$69,526	5.02%	$251,779	40.37%
Consulting Services	(14,997)	(1.08)%	(7,151)	(1.15)%
Sale of recyclable e-waste materials	29,126	2.10%	-	-%
Gross Profit and Gross Margin	$83,655	6.04%	$244,628	39.22%

The following table presents our gross margin by products and services provided as a percentage of its corresponding categories.

	For the three months ended January 31,
	2026	2025
Sale of food and beverage	20.44%	43.41%
Consulting services	(34.28)%	(16.34)%
Sale of recyclable e-waste materials	2.91%	-%

The gross profit for the three months ended January 31, 2026 and 2025 was $83,655 and $244,628, respectively, a decrease of $160,973 or 65.80%. The blended gross profit margin was 6.04% for the three months ended January 31, 2026 compared with 39.22% for the same period in 2025. Gross profit for sale of food and beverage decreased by 72.39% for the three months ended January 31, 2026 due to no sales to Costco. Gross profit for consulting services decreased by 109.74% for the three months ended January 31, 2026. Gross profit from the sale of recyclable e-waste materials increased by 100.0% for the three months ended January 31, 2026, primarily driven by new business that commenced in January 2026.

Selling expenses associated with continuing operations

Our selling expenses were $14 for the three months ended January 31, 2026, as compared to $25,722 for the three months ended January 31, 2025, representing an decrease of $25,708, or 99.95%. The decrease in the selling expenses was mainly due to (1) decreased payroll expenses of $25,000, or 100.00% due to decreased number of salespersons, and (2) slightly decreased postage and shipping expenses of $708, or 98.06% as compared to the same period in 2025 resulting from decreased shipping costs incurred for sending product samples for exploring new products for customers. Selling expenses accounted for 0.001% and 4.12% of our total revenues for the three months ended January 31, 2026 and 2025, respectively.

General and administrative expenses associated with continuing operations

Our general and administrative expenses were $635,248 for the three months ended January 31, 2026, as compared to $134,823 for the three months ended January 31, 2025, reflecting an increase of $500,425 or 371.17%. The increase in general and administrative expenses was mainly due to increased professional fee by $340,941 or 608.88% as compared to the same period of 2025, resulting from increased consulting expenses for business development and financial advisory services, increased bad debt expense by $43,749 or 100.00% as compare to the same period of 2025, increased rent expense by $24,186, or 169.95% as compare to the same period of 2025, resulting from new office lease of Marwynn, increased insurance expenses by $24,643, or 100.00% as compared to the same period in 2025, which was mainly due to increased director and officer insurance expenses and increased director compensation expense for our directors and officers by $59,291 or 100% as compared to the same period in 2025.

The increased general administrative expenses were partly offset by decreased subcontract labor cost by $9,000 or 100.00% as compared to the same period in 2025, the decrease was mainly from no contract labor in 2026.

General and administrative expenses accounted for 45.90% and 21.62% of our total revenues for the three months ended January 31, 2026 and 2025, respectively.

Other income (expenses), net

Other income was $15,489 for the three months ended January 31, 2026. Other expenses were $2,283 for the three months ended January 31, 2025.The increase in other income was mainly due to the increase of interest income.

Net income (loss) from continuing operations

We had a net loss from continuing operations of $548,336 for the three months ended January 31, 2026, compared to net income from continuing operations of $80,226 for the three months ended January 31, 2025, representing an increase net loss of $628,562, or 783.49%. The increase in our net loss from continuing operations was mainly due to increased operating expenses and decreased gross profit as described above.

Net loss from discontinued operations

We had a loss from discontinued operations of nil for the period from November 1, 2025 to the period ended December 31, 2025, compared to a loss from discontinued operations of $56,808 for the three months ended January 31, 2025, representing a decrease loss of $56,808, or 100.00%.

Net income (loss)

As a result of the above, we had a net loss of $548,336 for the three months ended January 31, 2026, compared to a net income of $23,418 for the three months ended January 31, 2025, an increase of net loss of $571,754 or 2,441.52%, which was mainly resulting from increased consulting fee, insurance expense and decreased gross profit.

Nine Months Ended January 31, 2026 compared to Nine Months Ended January 31, 2025

Revenues from continuing operations

We derive our revenues from (i) sale of food and beverage, (ii) consulting services and (iii) sale of recyclable e-waste materials. The following table presents our revenues by product and service types and as percentage of our total revenues for the periods presented.

	For the nine months ended January 31,
	2026		2025		Variance
	USD	Percent	USD	Percent	Amount	Percent
Sale of Food and Beverage	$340,192	23.16%	$624,846	82.15%	$(284,654)	(45.56)%
Consulting Services	128,749	8.76%	135,737	17.85%	(6,988)	(5.15)%
Sale of recyclable e-waste materials	1,000,000	68.08%	-	-%	1,000,000	100.00%
Total Revenues	$1,468,941	100.00%	$760,583	100.00%	$708,358	93.13%

Sales of food and beverage

Sales of food and beverage accounted for 23.16% and 82.15% of total sales for the nine months ended January 31, 2026 and 2025, respectively. Sales of food and beverage decreased by $284,654 or 45.56% from $624,846 for the nine months ended January 31, 2025 to $340,192 for the nine months ended January 31,2026. The decrease in our sales was primarily due to decease of the purchase orders from Costco. We are actively seeking new retailers and working with them to introduce new products that are less sensitive to the tariff tensions between the U.S. and China.

Consulting services

Revenue from consulting services accounted for 8.76% and 17.85% of total revenues for the nine months ended January 31, 2026 and 2025, respectively. Revenue from consulting services decreased by $6,988, or 5.15% from $135,737 for the nine months ended January 31, 2025 to $128,749 for the nine months ended January 31, 2026. We started our consulting services business in March 2024 through providing supply chain and brand management services proposals and solutions to customers to help them optimize their inventory management and product distribution strategy, to reduce delivery times, shipping costs and diversify distribution channels.

Sales of recyclable materials

Revenue from sales of recyclable materials accounted for 68.08% and nil of total revenues for the nine months ended January 31, 2026 and 2025, respectively. Revenue from sales of recyclable materials increased by $1,000,000, or 100% from nil for the nine months ended January 31, 2025 to $1,000,000 for the nine months ended January 31, 2026. We started our recyclable service in January 2026 through focusing on coordination, sourcing, logistics management, documentation facilitation, vendor and partner engagement, and compliance support related to discarded electronic products.

Costs of Revenues associated with continuing operations

We incur our costs from (i) sale of food and beverage, and (ii) consulting services, and (iii) sale of recyclable e-waste materials. The following table presents our costs of revenues as percentage of its corresponding revenue for the periods presented.

	For the nine months ended January 31,
	2026		2025		Variance
	USD	Percent	USD	Percent	Amount	Percent
Sale of Food and Beverage	$270,666	79.56%	$351,914	56.32%	$(81,248)	(23.09)%
Consulting Services	58,798	45.67%	76,448	56.32%	(17,650)	(23.09)%
Sale of recyclable e-waste materials	970,874	97.09%	-	-%	970,874	100.00%
Total Cost of Revenues	$1,300,338	88.52%	$428,362	56.32%	$871,976	(203.56)%

Cost of revenues from sale of food and beverage decreased by $81,248, or 23.09% from $351,914 for the nine months ended January 31, 2025, to $270,666 for the nine months ended January 31, 2026. Our cost of revenues from sale of food and beverage primarily includes inventory costs, storage and freight costs. The decrease in our cost of revenues for sale of food and beverage was mainly due to decrease sale of food and beverage for the nine months ended January 31, 2026 and 2025.

Cost of revenues associated with our consulting services was immaterial and primarily consisted of labor costs.

Our cost of revenue from sale of recyclable materials was $970,874 and nil for the nine months ended January 31, 2026 and 2025, respectively. Our cost of revenues from sale of recyclable e-waste materials primarily consisted of purchasing recyclable materials.

Results of Operations

Comparison of the nine months ended January 31, 2026 and 2025

The following table summarizes our unaudited condensed consolidated results of operations and as percentage of our total revenues for the period presented.

	For the nine months ended January 31,
	2026	% of Revenues	2025	% of Revenues	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenues, net	$1,468,941	100.00%	$760,583	100.00%	$708,358	93.13%
Cost of revenues	(1,300,338)	(88.52)%	(428,362)	(56.32)%	(871,976)	203.56%
Gross profit	168,603	11.48%	332,221	43.68%	(163,618)	(49.25)%
Selling expenses	(1,314,182)	(89.46)%	(86,338)	(11.35)%	(1,227,844)	1,422.14%
General and administrative expenses	(2,388,059)	(162.57)%	(942,574)	(123.93)%	(1,445,485)	153.36%
Total operating expenses	(3,702,241)	(252.03)%	(1,028,912)	(135.28)%	(2,673,329)	259.82%
Loss from operations	(3,533,638)	(240.56)%	(696,691)	(91.60)%	(2,836,947)	407.20%
Total other income (expense), net	31,319	2.13%	(2,283)	(0.30)%	33,602	(1,471.84)%
Loss before income tax provision	(3,502,319)	(238.42)%	(698,974)	(91.90)%	(2,803,345)	401.07%
Income tax provision	(15,401)	(1.05)%	(4,668)	(0.61)%	(10,733)	229.93%
Net loss from continuing operations	(3,517,720)	(239.47)%	(703,642)	(92.51)%	(2,814,078)	399.93%
Net income (loss) from discontinued operations, net of tax	(646,656)	(44.02)%	284,160	37.36%	(930,816)	(327.57)%
Net loss	$(4,164,376)	(283.50)%	$(419,482)	(55.15)%	$(3,744,894)	892.74%

Revenues from continuing operations

Revenues for the nine months ended January 31, 2026 and 2025 were $1,468,941 and $760,583, respectively, an increase of $708,358 or 93.13%. The increase of revenues was primarily attributed to increased sale of recyclable e-waste materials by $1,000,000, partially offset by decreased sale of food imports and distribution by $284,654, and decreased consulting services by $6,988.

Cost of revenues associated with continuing operations

The following table presents our costs of revenues by products and services provided as percentage of total cost of revenues for the periods presented.

	For the nine months ended January 31,
	2026		2025		Variance
	USD	Percent	USD	Percent	Amount	Percent
Sale of Food and Beverage	$270,666	79.56%	$351,914	56.32%	$(81,248)	(23.09)%
Consulting Services	58,798	45.67%	76,448	56.32%	(17,650)	(23.09)%
Sale of recyclable e-waste materials	970,874	97.09%	-	-%	970,874	100.00%
Total Cost of Revenues	$1,300,338	88.52%	$428,362	56.32%	$871,976	203.56%

Cost of revenues for the nine months ended January 31, 2026, and 2025 was $1,300,338 and $428,362, respectively, an increase of $871,976 or 203.56%. The increase in cost of revenues in the same period of 2026 was primarily attributed to increased cost form sale of recyclable e-waste materials by $970,874, or 100.00%, partially offset by decreased cost from sale of food and beverage by $81,248, or 23.09% and decreased cost from consulting service by $17,650, or 23.09%. Cost of revenues for sale of food and beverage as a percentage of total revenues was 79.56% and 56.32%, respectively, for the nine months ended January 31, 2026 and 2025. Cost of revenues for consulting services as a percentage of total revenues was 45.67% and 56.32%, respectively, for the nine months ended January 31, 2026 and 2025. Cost of revenues for sale of recyclable e-waste materials as a percentage of total revenues was 97.09% and nil, respectively, for the nine months ended January 31, 2026 and 2025.

Gross profit and gross margin associated with continuing operations

The following table presents our gross profit and gross margin by products and services provided as percentage of total revenues for the periods presented.

	For the nine months ended January 31,
	2026		2025
	Gross profit	Profit Margin to Total Revenues	Gross profit	Profit Margin to Total Revenues
Sale of food and beverage	$69,526	4.73%	$272,932	35.88%
Consulting services	69,951	4.76	59,289	7.80
Sale of recyclable e-waste materials	29,126	1.98%	-	-%
Gross profit and gross margin	$168,603	11.48%	$332,221	43.68%

The following table presents our gross margin by products and services provided as a percentage of its corresponding categories.

	For the nine months ended January 31,
	2026	2025
Sale of food and beverage	20.44%	43.68%
Consulting services	54.33	43.68
Sale of recyclable e-waste materials	2.91%	-%

The gross profit for the nine months ended January 31, 2026 and 2025 was $168,603 and $332,221, respectively, a decrease of $163,618 or 49.25%. The blended gross profit margin was 11.48% for the nine months ended January 31, 2026 compared with 43.68% for the same period in 2025. Gross profit for sale of food and beverage decreased by 74.53% for the nine months ended January 31, 2026 due to no sales to Costco. Gross profit for consulting services increased by 17.98% for the nine months ended January 31, 2026. Gross profit from the sale of recyclable materials increased by 100.0% for the nine months ended January 31, 2026, primarily driven by new business that commenced in January 2026.

Selling expenses associated with continuing operations

Our selling expenses were $1,314,182 for the nine months ended January 31, 2026, compared to $86,338 for the nine months ended January 31, 2025, representing an increase of $1,227,844, or 1,422.14%. The increase in the selling expenses was mainly due to (1) increased advertising and marketing expenses of $1,239,500, or 11,804.76%. To attract new customers, increase our market share and improve operation efficiency, we entered into several consulting agreements for business development, market expansion, supply chain management, and strategic financial plan and support advisory services, (2) slightly increased shipping expenses of $844, or 100.72% as compared to the same period in 2025 resulting from shipping costs incurred for sending product samples for exploring new products for customers, which was partly offset by decreased payroll expenses of $12,500, or 16.67%. Selling expenses accounted for 89.46% and 11.35% of our total revenues for the nine months ended January 31, 2026 and 2025, respectively.

General and administrative expenses associated with continuing operations

Our general and administrative expenses were $2,388,059 for the nine months ended January 31, 2026, compared to $942,574 for the nine months ended January 31, 2025, reflecting an increase of $1,445,485 or 153.36%. The increase in general and administrative expenses was mainly due to increased professional fee by $1,269,719 or 220.44% as compared to the same period of 2025, resulting from increased consulting expenses for financial advisory services and increased legal expense related to disposal of subsidiary, increased rent expense by $70,926 or 100.00% as compared to the same period in 2025, resulting from new office lease of Marwynn, increased director compensation expense by $117,875 or 100.00% as compared to the same period in 2025, and increased insurance expenses by $97,112, or 100.00% as compared to the same period in 2025, which was mainly due to increased directors and officers insurance expenses. The increased general administrative expenses were partly offset by decreased payroll expenses by $50,380 or 36.07% as compared to the same period in 2025, the decrease was mainly from decreased gross pay of one of employees of FuAn, decreased subcontract labor cost by $27,000 or 100.00% as compared to the same period of 2025, and decreased meal and entertainment expenses by $34,874 or 99.95% as compared to the same period of 2025 for the purpose of saving the Company’s operating costs.

General and administrative expenses accounted for 162.57% and 123.93% of our total revenues for the nine months ended January 31, 2026 and 2025, respectively.

Other income (expenses), net

Other income were $31,319 for the nine months ended January 31, 2026, compared to other expenses of $2,283 for the nine months ended January 31, 2025. For the nine months ended January 31, 2026, other income mainly consisted of other income of $2,803, and interest income of $36,347 which was partly offset with other expenses of $6,874, and interest expense of $957. For the nine months ended January 31, 2025, other expenses mainly consisted of other expenses of $2,168 and interest expense of $115.

Net loss from continuing operations

We had a net loss from continuing operations of $3,517,720 for the nine months ended January 31, 2026, compared to $703,642 for the nine months ended January 31, 2025, representing an increase of $2,814,078, or 399.93%. The increase in our net loss from continuing operations was mainly due to increased operating expenses and decreased gross profit as described above.

Income (loss) from discontinued operations

We had a net loss from discontinued operations of $646,656 for the period from May 1, 2025 to December 22, 2025, compared to a net income from discontinued operations of $284,160 for the nine months ended January 31, 2025, representing a decrease net income from discontinued operations of $930,816, or 327.57%.

Net loss

As a result of the above, we had a net loss of $4,164,376 for the nine months ended January 31, 2026, compared to a net loss of $419,482 for the nine months ended January 31, 2025, representing an increase of net loss of $3,744,894 or 892.74%. The increase was mainly resulting from increased legal and consulting fee, and insurance expense and decreased gross profit.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. We have funded our working capital, operations and other capital requirements in the past primarily by equity financing, borrowing from related parties, cash flow from operations, and bank loans.

In assessing our liquidity, we monitor and analyze our cash on-hand, our ability to generate sufficient revenue sources, the collection of our accounts receivable, our ability to obtain additional financial support in the future, and our operating and capital expenditure commitments. As reflected in our unaudited condensed consolidated financial statements, we had cash balance of approximately $0.30 million as of January 31, 2026. We also had accounts receivable, net balance of approximately $0.22 million as of January 31, 2026, among which approximately none has been collected as of the date of this report.

Our working capital amounted to approximately $2.15 million as of January 31, 2026. Currently, we are working to improve our liquidity and capital sources primarily through cash flows from operation, debt financing, and financial support from our principal stockholder. In order to fully implement our business plan and sustain continued growth, we may also seek equity financing from outside investors.

However, as reflected in the accompanying unaudited condensed consolidated financial statements, the Company had net loss from continuing operations of approximately $3.52 million for the nine months ended January 31, 2026 and net loss from discontinued operations of approximately $0.65 million for the period ended December 22, 2025 and cash outflow from operating activities from continuing operations of approximately $1.30 million for the nine months ended January 31, 2026 and cash inflow from operating activities from discontinued operations of approximately $0.20 million for the period ended December 22, 2025. The management plans to increase its revenue of FuAn by diversifying its markets from major mass market channels to ethnic supermarkets chains. The Company expects to increase sales through FuAn’s distribution channels in the near future. The Company’s decision of disposing Grand Forest is to maximize the efficiency and profitability of its existing business of supply chain consulting, and supply chain services of sourcing Asian foods, snacks, and non-alcoholic beverages, and distributing branded goods to mainstream markets, grocery stores and wholesale / warehouse clubs in the US.

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

The following table summarizes our cash flows for the nine months ended January 31,2026 and 2025, respectively.

	Nine Months Ended January 31
	2026	2025
Net cash used in operating activities for continuing operations	$(1,302,397)	$(1,048,122)
Net cash provided by operating activities for discontinued operations	198,788	767,410
Net cash used in operating activities	(1,103,609)	(280,712)
Net cash used in investing activities for continuing operations	(880,000)	-
Net cash used in investing activities for discontinued operations	(11,900)	(56,722)
Net cash used in investing activities	(891,900)	(56,722)
Net cash provided by (used in) financing activities for continuing operations	1,607,213	(14,289)
Net cash used in financing activities for discontinued operations	(382,428)	(756,961)
Net cash provided by (used in) financing activities	1,224,785	(771,250)
Decrease in cash	(770,724)	(1,108,734)
Cash, beginning of the period	1,261,874	1,364,780
Cash, end of the period	$491,150	$256,046

Net cash used in operating activities

Net cash outflow from operating activities from continuing operations increased by $254,275 for the nine months ended January 31, 2026 comparing with the nine months ended January 31, 2025, mainly resulting from (a) increased net loss from continued operations of $2,814,78 with adding back of non-cash adjustments to net loss by 150,630, (b) increased cash outflow on advance to vendors by $501,382, (c) increased outstanding accounts receivable by $862,885, and (d) decreased cash inflow on accounts payable by $71,550, which was partly offset by (a) decreased cash outflow on prepaid expenses and other current assets by $2,739,771, (b) decreased payment on deferred IPO costs by $697,750, (c) decreased cash outflow on accrued expense and other current liabilities by $246,561, (d) decreased cash outflow on income tax payable by $111,900, and (e) decreased cash outflow on deferred revenue by $50,385.

Net cash provided by operating activities from discontinued operations was $198,788 and $767,410 for the period ended December 22, 2025 and nine months ended January 31, 2025, respectively.

Net cash used in investing activities

Net cash used in investing activities from continuing operations was $880,000 for the nine months ended January 31, 2026, compared to nil for the same period in 2025. The net cash used in investing activities in 2026 mainly consisted of loans made to Bio Essence Pharmaceutical totaling $330,000, loans made to Valemi Inc. totaling $500,000 and other receivable on discontinued subsidiary of $300,000 , which was partly offset by receivable from disposal of subsidiary of $250,000.

Net cash used in investing activities from discontinued operations was $11,900 and $56,772 for the period ended December 22, 2025 and nine months ended January 31, 2025, respectively.

Net cash used in financing activities

Net cash provided by financing activities from continuing operations was $1,607,213 for the nine months ended January 31, 2025, compared to net cash used in financing activities of $14,289 for the nine months ended January 31, 2025. The net cash provided by financing activities in 2026 mainly consisted of repayment of loan from shareholder of $193,853 and proceeds from issuance of common stock of $1,413,360. The net cash used in financing activities in 2025 mainly consisted of loan to shareholder of $38,501 but offset with changes in bank overdraft of $24,212.

Net cash used in financing activities from discontinued operations was $382,428 and $756,961 for the period ended December 22, 2025 and nine months ended January 31, 2025, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of January 31, 2026 and April 30, 2025.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements. These financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenue and expenses, to disclose contingent assets and liabilities on the date of the unaudited condensed consolidated financial statements, and to disclose the reported amounts of revenue and expenses incurred during the financial reporting period. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe that the critical accounting policies as disclosed in this report reflect the more significant judgments and estimates used in preparation of our unaudited condensed consolidated financial statements. Further, as an emerging growth company, we elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for emerging growth companies until the earlier of the date that we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these financial statements and contained in our subsequent filings with the SEC may not be comparable to other public companies.

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of our unaudited condensed consolidated financial statements:

Critical Accounting Estimates

The preparation of the Unaudited Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the unaudited condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. These estimates and judgments include, but are not limited to, revenue recognition, sales return allowance, the allowance for credit losses, valuation allowance of deferred tax assets, income taxes, the useful lives of long-lived assets and assumptions used in assessing impairment of long-lived assets. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual amounts may differ from the estimated amounts, such differences are not likely to be material.

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

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the historical carrying amount net of allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including historical losses, the age of the receivable balance, the customer’s historical payment patterns, its current credit-worthiness and financial condition, and current market conditions and economic trends. Accounts are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of January 31, 2026 and April 30, 2025, the allowance for credit losses related to continuing operations were $43,749 and nil, respectively. As of December 22, 2025 and April 30, 2025, the allowance for credit losses for discontinued operations were $557,201 and $557,201, respectively.

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

The Company derives its revenues primarily from three business segments to provide (i) food and beverage supply chain and brand management services, (ii) Consulting service related to brand management and (iii) sale of recyclable e-waste materials.

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

Revenue from recyclable e-waste materials sales

Revenue from recyclable e-waste materials consists primarily of sales of recyclable and recycled items, including metals, plastics, paper, electronic waste, and processed feedstock, to traders and downstream commercial customers. Currently, the Company’s customers for these transactions are primarily located in Hong Kong. The Company is in the process of expanding its customer base and is actively developing relationships with potential customers in the United States. The Company recognizes revenue on a gross basis as it acts as the principal in these arrangements. The Company obtains control of the materials prior to transfer, has discretion in establishing pricing, and bears inventory risk before control is transferred to the customer. Customer contracts are generally fixed-price arrangements and typically include a single performance obligation of selling of the e-waste materials. Revenue is recognized at a point in time when control of the materials transfers to the customer, which generally occurs upon delivery in accordance with the contractual shipping terms. Customer contracts generally do not include variable consideration, material rights of return, or significant financing components

Sales Returns and Allowances

For food and beverage, the Company accrues estimated sales returns based on past experience and current trend of product sales. There was no allowance for sales returns for continuing operations as of January 31, 2026 and April 30, 2025. As of December 22, 2025 and April 30, 2025, the allowance for sales returns for discontinued operations were 205,988 and $205,988, respectively.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the quarter ended January 31, 2026. We did not maintain effective controls over certain aspects of the financial reporting process because: (i) we lack sufficient personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements, and (ii) there is inadequate segregation of duties due to our limited number of accounting personnel. We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies in the future when our financial assets and our operations would support the requirements of additional personnel. However, due to our size and our financial resources, remediating the several identified weaknesses has not been possible and may not be economically feasible now or in the future.

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

Change in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three months ended January 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company may be delisted from the Nasdaq.

On January 29, 2026, Marwynn Holdings, Inc. (the “Company”) received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”), indicating that the Company is not in compliance with the minimum bid price requirement of $1.00 per share under the Nasdaq Listing Rules (the “Listing Rules”). Based on the closing bid price of the Company’s listed securities for the last 30 consecutive business days from December 15, 2025 to January 28, 2026, the Company no longer meets the minimum bid price requirement set forth in the Listing Rules 5550(a)(2). The Notice is only a notification of deficiency and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Capital Market.

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

The Company believes that it will regain compliance and meet NASDAQ’s continued listing requirements. No assurances, however, can be given that the Company will be able to regain compliance, and continue to satisfy these requirements as some of these requirements are outside of the Company’s direct control, such as the bid price of its common stock, the number of holders of its common stock and the value of its publicly held shares. If the Company is unable to meet these requirements, NASDAQ may take action to delist the Company’s common stock. In such a case, the Company may appeal NASDAQ’s determination to delist its common stock, but such appeal may not be successful.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended January 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: March 17, 2026	MARWYNN HOLDINGS, INC.

	By:	/s/ Yin Yan
	Name:	Yin Yan
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Shengnan Xu
	Name:	Shengnan Xu
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)