Form 10-K
period 2026-04-30
Marwynn Holdings, Inc.
filed 2026-07-30
CIK 2030522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2026

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission File Number: 001-42554

MARWYNN HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	99-1867981
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2955 Main Street, Ste 100A Irvine, CA	92614
(Address of principal executive offices)	(Zip Code)

+1 949-706-9966

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	MWYN	The Nasdaq Stock Market LLC

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

The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on October 31, 2025, was $7,558,490.

As of July 29, 2026, there were 20,194,804 shares of common stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

USE OF CERTAIN DEFINED TERMS

Unless otherwise indicated or the context otherwise requires and for purposes of this report only, references to:

●	the “Company,” “the registrant,” “we,” “us,” “our” and “Marwynn” are to Marwynn Holdings, Inc., a Nevada corporation incorporated on February 27, 2024, and its consolidated subsidiaries, except where expressly noted otherwise or the context otherwise requires;

●	“FuAn” means FuAn Enterprise, Inc., a California corporation incorporated, on April 18, 2016, and a wholly-owned subsidiary of Marwynn, which represents our legacy food and beverage operations;

●	“EcoLoopX” means EcoLoopX Corporation, a California corporation incorporated on November 25, 2025, and a wholly-owned subsidiary of Marwynn; and

●	“NexaCore” means Nexacore Technologies, Inc., a Delaware corporation incorporated on March 27, 2026, and a wholly-owned subsidiary of Marwynn.

Unless we indicate otherwise or unless the context otherwise requires, all information in this prospectus reflects the adjustment for the (i) 1.55-for-1 forward stock split of our common stock effected on September 9, 2024, and (ii) 4.5-for-1 forward stock split of our Series A Super Voting Preferred Stock effected on September 9, 2024 for the purpose of our initial public offering.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report (this “Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Certain statements contained in this Report, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature constitute “forward-looking statements” within the meaning of the federal securities laws. We intend the forward-looking statements to be covered by the applicable safe harbor under the federal securities laws. In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” or the negative of these terms or other similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on the information we have when the statements are made or management’s good faith belief as of that time with respect to future events and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our goals and strategies;

●	our future business plans, development, results of operations and financial condition;

●	expected changes in our corporate services income, costs or expenditures;

●	our dividend policy;

●	our expectations regarding demand for and market acceptance of our products and services;

●	our expectation regarding the use of proceeds from our public offerings;

●	our projected markets and growth in markets;

●	our potential need for additional capital and the availability of such capital;

●	competition in our industry;

●	general economic and business conditions in the markets in which we operate;

●	our ability to meet the Nasdaq Capital Market continued listing requirements;

●	relevant government policies and regulations relating to our business and industry; and

●	assumptions underlying or related to any of the foregoing.

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

Risks Relating to Our Business and Industry

●	Our management team lacks significant operational experience in the big data AI platform and battery recycling industries, and our failure to successfully manage our entry into these markets could have a material adverse effect on our business, financial condition, and results of operations.

●	We operate in the highly competitive markets of food and beverage supply chain management, big data AI platform hubs, e-waste recycling, and black mass production, and we expect to incur substantial losses without generating significant near-term revenue due to recent expansions.

●	We currently hold no patents for our big data AI platform or battery processing technologies, which limits our ability to protect our intellectual property and exposes us to intense competition and potential infringement claims

●	Our business model portfolio includes fundamentally unrelated industries with no material operational synergies, which may divide management’s attention, strain our financial resources, and create significant inefficiencies.

●	We have an evolving business model, which increases the complexity of our business.

●	Our business is exposed to risks inherent in international operations. Changes in trade policy, including tariffs and global supply chain disruptions, could increase our costs and adversely affect our operations.

●	We have a limited operating history in our current form and limited experience selling our products. As a result of continuing investments to expand our business, we may not achieve or sustain profitability.

●	We will need to raise additional capital to fund our operations in furtherance of our business plan.

●	You may experience future dilution as a result of future equity offerings.

●	If we fail to effectively manage our growth, our business, financial condition and operating results could be harmed.

●	Our future success depends on our ability to develop, maintain, and expand our operating platforms, technology offerings, and commercial relationships.

●	Our operations depend on the availability of feedstock, equipment, components, logistics services, and third-party suppliers, and disruptions in our supply chain could adversely affect our business.

●	A shortage of qualified labor could negatively affect our business and materially reduce earnings.

●	Unfavorable macroeconomic conditions in the U.S. may adversely affect our business, financial condition and results of operations.

●	We are dependent upon the timely delivery of products from our vendors. Prolonged diminution of global supply chains may impact the availability and price stability of future food supplies, which may in turn adversely impact our business.

●	If we cannot successfully manage the unique challenges presented by international markets, we may not be successful in our international operations and our sales and profitability may be negatively impacted.

●	Our relationships with customers may be materially diminished or terminated. The loss of customers could adversely affect our business, financial condition, and results of operations.

●	We rely on technology in our business and any cybersecurity incident, other technology disruption or delay in implementing new technology could negatively affect our business and our relationships with customers.

●	We may be unable to protect or maintain our intellectual property, which could result in customer confusion, a negative perception of our brand and adversely affect our business.

●	If we are unable to renew or replace our current leases on favorable terms, or any of our current leases are terminated prior to expiration of their stated terms, and we cannot find suitable alternate locations, our operations and profitability could be negatively impacted.

●	Failure to retain our senior management and other key personnel may adversely affect our operations.

●	If we are unable to attract, train and retain employees, we may not be able to grow or successfully operate our business.

●	Changes in and enforcement of immigration laws could increase our costs and adversely affect our ability to attract and retain qualified employees

●	Potential labor disputes with employees and increases in labor costs could adversely affect our business.

●	We may incur significant costs to comply with environmental laws and regulations, and we may be subject to substantial fines, penalties and/or third-party claims for non-compliance.

●	Litigation may materially adversely affect our business, financial condition and results of operations.

●	The U.S. government is currently imposing increased tariffs on certain products imported into the U.S., including products imported from China, which may have an adverse impact on our future operating results.

●	Severe weather, natural disasters and adverse climate changes, as well as the legal, regulatory or market measures being implemented to address climate change, may materially adversely affect our financial condition and results of operations.

●	Our business may be affected by the impacts of unfavorable geopolitical events or other market disruptions on consumer confidence and spending patterns.

●	Our current indebtedness may adversely affect our liquidity position and ability of future financing.

●	Our business is subject to fluctuations in commodity prices, operating costs, and inflation, which could adversely affect our profitability and results of operations.

v

Food and Non-Alcoholic Beverages

●	We have experienced a significant decline in revenue within our FuAn business segment, which could materially and adversely affect our business, financial condition, and results of operations.

●	Our industry is characterized by low margins, and periods of significant or prolonged inflation or deflation affect our product and operational costs, which may negatively impact our profitability.

●	Competition may increase in the future, which may adversely impact our margins and ability to retain customers, and make it difficult to maintain our market share, growth rate and profitability.

●	If more competitors enter this market segment in the future, our operating results may be negatively impacted through a loss of sales, reduction in margins from competitive price changes, and/or greater operating costs, such as marketing costs, due to the increase of competition.

●	Changes in consumer eating habits could materially and adversely affect our business, financial condition, and results of operations.

●	Our operations may be adversely affected by the disruption of logistics services or poor handling of products by third party logistics service providers.

●	Significant portions of our inventory are perishable and vulnerable to spoilage and other loss.

●	If we fail to comply with requirements imposed by applicable law and other governmental regulations, we could become subject to lawsuits, investigations and other liabilities and restrictions on our operations that could significantly and adversely affect our business.

●	If the products distributed by us are alleged to have caused injury or illness, or to have failed to comply with governmental regulations, we may need to recall our products and may experience product liability claims.

●	Increased commodity prices and availability may impact profitability.

Risks Related to E-Wase Business

●	We have a limited operating history and face significant risks related to our new EcoloopX business strategy, including substantial capital requirements, facility construction and feedstock procurement challenges, commodity price volatility, regulatory compliance, and intense industry competition.

●	Failure on the parts of recycling and processing partners to comply with applicable laws and regulation may disrupt e-waste reverse supply chain which may have a material adverse effect on our results of operations and financial condition. Our planned expansion into the production of “black mass” will significantly increase our regulatory burden and direct operational risk.

●	The economic value of recyclable materials is partially influenced by commodity prices such as copper, lithium, nickel, and cobalt.

●	Our ability to generate revenue depends on securing reliable sources of electronic waste materials.

●	Growth of our EcoLoopX platform depends in part on the development of battery recycling and circular economy markets.

Risks Related to AI Services Business

●	Our AI powered big data platform will operate in an industry characterized by rapid technological change, unpredictable market adoption, and an intensely uncertain regulatory landscape, which together expose us to significant legal and financial risks

Risks Related to Our Common Stock and Preferred Stock

●	You may experience extreme stock price volatility, including any stock-run up, unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our common stock.

●	Volatility in our common stock price may subject us to securities litigation.

●	We have failed to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

●	We do not intend to pay dividends for the foreseeable future.

●	If securities or industry analysts do not publish research or reports about our business, or if they publish a negative report regarding our shares of common stock, the price of our common stock and trading volume could decline.

●	The market price of our common stock may be volatile or may decline regardless of our operating performance.

●	Our management has broad discretion to determine how to use the funds raised in our initial public offering and may use them in ways that may not enhance our results of operations or the price of our shares of common stock.

●	As a “controlled company” within the meaning of the Nasdaq Marketplace Rule 5615(c), we intend to choose to exempt our Company from certain corporate governance requirements that could have an adverse effect on our public stockholders.

●	Anti-takeover provisions in our charter documents and Nevada law, along with our status as a “controlled company,” could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.

●	We have 135,000 shares of Series A Super Voting Preferred Stock with super voting rights.

●	We cannot predict the impact our multi-class share structure may have on the stock price of our common stock.

●	We are an emerging growth company and a smaller reporting company, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

●	If we fail to implement and maintain an effective system of internal controls or fail to remediate the material weaknesses in our internal control over financial reporting that have been identified, we may fail to meet our reporting obligations or be unable to accurately report our results of operations or prevent fraud, and investor confidence and the market price of our common stock may be materially and adversely affected.

●	Our management and principal stockholders own a significant percentage of our stock and will be able to exert control over matters subject to stockholder approval.

●	Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

●	We are subject to the periodic reporting requirements of Section 15(d) and 12(b) of the Exchange Act that require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

PART I

Item 1. Business.

BUSINESS

Overview

Marwynn Holdings, Inc., or “Marwynn,” was incorporated on February 27, 2024 in Nevada, as a holding company. We currently operate, or are developing operations, in three principal business areas: (i) electronic waste recycling (“E-waste Business”) through EcoLoopX Corporation (“EcoLoopX”); (ii) advanced artificial intelligence application development and related infrastructure solutions (“AI & Infrastructure Services”) through NexaCore Technologies, Inc. (“NexaCore”); and (iii) food and non-alcoholic beverage supply chain and brand management services through FuAn Enterprise, Inc. (“FuAn”).

E-Waste Business

As part of our business diversification strategy, we incorporated EcoLoopX on November 25, 2025. Its current strategy is to develop direct e-waste recycling operations and the capability to produce “black mass,” an intermediate material derived from processed lithium-ion batteries that may contain recoverable metals such as lithium, nickel, cobalt and copper.

On June 9, 2026, EcoLoopX hired Frank Xu as its sales director. Mr. Xu is responsible for diversifying EcoLoopX’s e-waste collection channels, developing corporate business-to-business electronic disposal networks, and supporting business development initiatives throughout the United States. Currently, EcoLoopX purchases scrapped copper from e-waste recycling plants for sale.

AI and Infrastructure Services

On March 27, 2026, we incorporated NexaCore to explore opportunities involving advanced artificial intelligence application development and related infrastructure solutions, which we refer to as our “AI and Infrastructure Services.” NexaCore remains in the development stage, and we are continuing to evaluate potential technologies, projects, commercial relationships and business models in this sector.

Food and Beverage Services

Through FuAn, we provide food and beverage supply chain and brand management services in the United States. FuAn was incorporated in California on April 18, 2016 and historically focused on sourcing authentic premium Asian foods, snacks and non-alcoholic beverages, distributing branded products in the U.S. market, and providing related brand management services.

Beginning in early 2025, increased tariffs on goods imported from China adversely affected FuAn’s traditional sourcing model. In response, we began transitioning our product portfolio from imported Asian food and beverage products toward domestically sourced products. This transition remains ongoing.

Corporate Reorganization and Discontinued Home Improvement Business

Prior to the reorganization described below, our business was operated by the following entities: (1) FuAn, which was incorporated in the state of California on April 18, 2016, and is primarily engaged in sourcing authentic premium Asian foods, snacks and non-alcoholic beverages, distributing the branded goods in the U.S. market, and providing brand management services; and (2) Grand Forest Cabinetry Inc (“Grand Forest”), incorporated in the state of California on February 22, 2021, and KZS Kitchen Cabinet & Stone Inc (“KZS”), incorporated in the state of California on October 11, 2018 and merged with and into Grand Forest on June 1, 2024. Following the merger, all of the home improvement business were conducted under Grand Forest, which was engaged in the sale of high-quality indoor home improvement products sourced from international suppliers.

On April 29, 2024, Yin Yan (our chairperson, chief executive officer and president, and spouse of Fulai Wang), Fubao Wang, Xiangjing Wu, Gang Wu, Dan Yu, and Qiang Zhang, as the stockholders of FuAn, entered into a share exchange agreement with Marwynn to transfer all of their ownership in FuAn for 7,399,080 shares of common stock of Marwynn (“FuAn Transaction”). On April 25, 2024, Hong Le Liang, Sen Zhong (spouse of Zhifen Zhou, our former chief financial officer, secretary and director) and Fu Lai Wang (spouse of Yin Yan, our chairperson, chief executive officer and president), as the stockholders of Grand Forest, entered into a share exchange agreement with Marwynn to transfer all of their ownership in Grand Forest for 4,976,244 shares of common stock of Marwynn (“Grand Forest Transaction”). On April 25, 2024, Hong Le Liang and Jiechun Wu, as the stockholders of KZS, entered into a share exchange agreement with Marwynn to transfer all of their ownership in KZS for 2,132,676 shares of common stock of Marwynn (“KZS Transaction”). On April 30, 2024, the FuAn Transaction, Grand Forest Transaction and KZS Transaction closed, and Marwynn issued a total of 14,508,004 shares of its common stock to the stockholders of FuAn, Grand Forest and KZS. As a result of the share exchanges, all the stockholders of FuAn, Grand Forest and KZS became the stockholders of Marwynn and Marwynn became the parent of FuAn, Grand Forest and KZS (the “Reorganization”).

In an effort to consolidate the operation of the home improvement business, on June 1, 2024, KZS merged with and into Grand Forest with Grand Forest being the surviving entity (the “Merger”). Following the Merger, all of the home improvement business was housed under Grand Forest. Grand Forest remained a wholly-owned subsidiary of Marwynn until its sale in 2025.

On October 27, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Reli Home Décor Inc., a California corporation (the “Buyer”), solely for the purposes of selling all of the shares it owns in its wholly owned subsidiary, Grand Forest. On December 22, 2025, the Company completed the sale of all of its equity interests of Grand Forest to the Buyer. Following the sale of Grand Forest, the Company is no longer an indoor home improvement supply chain provider.

Recent Events and Developments

On October 27, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Reli Home Décor Inc., a California corporation (the “Buyer”), solely for the purposes of selling all of the shares it owns in its wholly owned subsidiary, Grand Forest Cabinetry Inc., a California corporation (“Grand Forest”). Grand Forest is engaged in the business of indoor home improvement supply chain management. On December 22, 2025, the Company completed the sale of all of its equity interests of Grand Forest to the Buyer. Following the sale of Grand Forest, the Company is no longer an indoor home improvement supply chain provider.

On November 25, 2025, the Company incorporated EcoLoopX Corporation to explore and develop our E-waste Business. On June 9, 2026, the Company hired Frank Xu as Sales Director for EcoLoopX to focus on diversifying its e-waste collection channels, building out corporate B2B electronic disposal networks, and supporting business development initiatives throughout the United States.

On March 27, 2026, the Company incorporated Nexacore Technologies, Inc. to explore and develop our business for AI & Infrastructure Services.

Our Services and Products

The Company is maintaining its food and beverage supply chain company but has prioritized the development of our E-waste Business and AI and Infrastructure Services.

Food and Beverage Supply Chain and Brand Management Solutions

Historically, FuAn’s food and beverage supply chain business focused on sourcing Asian food, snacks, and non-alcoholic beverages, and distributing the branded goods to mainstream markets, grocery stores and wholesale/warehouse clubs in the U.S. In addition, FuAn provides supply chain consulting, and market expansion support for businesses. The Company continues to operate its traditional international trading business; however, it has reallocated its strategic emphasis toward an energy-focused business.

During 2025 and continuing into 2026, the United States has introduced trade policy actions that have increased import tariffs across a wide range of countries at various rates. Our current food and non-alcohol beverage business relies on international supply chains and imported products. This dependence exposes us to risks associated with shifting global trade policies, tariffs, and geopolitical tensions and may increase our cost of goods sold.

As a result, for our Food and Beverage Services, we are actively pursuing alternative sourcing strategies and diversifying our supply base. During the quarter ended April 30, 2026, we had two primary vendors located in Taiwan and New Zealand. As we continue to try to expand our business operations and develop relationships with new suppliers and retail partners, we may encounter additional risks associated with supplier reliability, product quality control, logistics coordination, and regulatory compliance across multiple jurisdictions. Our expansion efforts may also require increased working capital, new operational infrastructure, and additional personnel, which could increase our operating expenses.

As our growth strategy develops, we have reallocated its strategic emphasis toward an energy and technology-focused business. See “Risk Factors” for additional information.

Typical Flow of our Supply Chain Platform

FuAn sources and distributes food, snacks, and non-alcoholic beverage products, and coordinates transportation, customs clearance, regulatory compliance, warehousing, and distribution in connection with customer orders.

In addition, we provide specific services to clients who may only require certain aspects of our expertise.

Our Products and Customers

Currently, we are limiting our offerings to certain frozen foods, dry groceries, snacks, and non-alcoholic beverages.

Our customers at FuAn are primarily wholesalers in the food and beverage industry who rely on our expertise to source premium Asian related products and/or to manage their supply chains efficiently. As of April 30, 2026, six customers associated with FuAn’s business segments attributed to approximately 29% of our total revenues.

For the year ended April 30, 2026, two customers accounted for 71% and 12% of the Company’s total sales. As of April 30, 2026, four customers accounted for 62%, 11%, 11% and 11% of the Company’s total outstanding accounts receivable balance, respectively. For the year ended April 30, 2025, two customers accounted for 72% and 13% of the Company’s total sales. As of April 30, 2025, three customers accounted for 34%, 33% and 33% of the Company’s total outstanding accounts receivable balance, respectively.

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

E-Waste Business

Through our wholly-owned subsidiary, EcoLoopX Corporation (“EcoLoopX”), we launched our E-waste Business. In May 2026, the Company decided to become a direct e-waste recycling operator and announced plans that it intends to produce “black mass” - a critical intermediate material in the lithium-ion battery recycling value chain. EcoLoopX is in the process of evaluating its options for entering into the black mass business, including a greenfield project and/or acquisition of existing facility. EcoLoopX’s proposed E-waste Business includes:

●	Direct physical sorting, dismantling, and mechanical shredding of end-of-life electronics and batteries.

●	High-purity chemical and mechanical separation to extract commodity-grade battery feedstock.

●	Upstream aggregation and multi-jurisdictional sourcing of enterprise IT assets and distributors.

●	Comprehensive hazardous materials regulatory compliance, logistics tracking, and cross-border environmental documentation management.

EcoLoopX’s long-term strategy combines nationwide collection and reverse logistics with owned processing infrastructure, including leased warehouse facilities, black mass production, and downstream battery material processing. Currently, EcoLoopX purchases scrapped copper from e-waste recycling plants for sale. For the fiscal year ended April 30, 2026, EcoLoopX sold waste recycled copper materials to Golden Honest Trading Limited, which sales accounted for approximately 71% of our total revenue.

AI and Infrastructure Services

Through the wholly-owned subsidiary, NexaCore Technologies, Inc. (“NexaCore”), we intend to explore and develop our AI and Infrastructure Services, which includes:

●	Enterprise AI Application. NexaCore intends to designs, develops, and implements specialized artificial intelligence (AI) computing platforms, custom software applications, and managed technical support services tailored for enterprise clients. This includes delivering secure, managed cloud environments and Infrastructure-as-a-Service (IaaS) solutions optimized specifically for high-throughput, data-intensive AI workloads.

●	Clean Energy Infrastructure & Solar Power Plant Development. To directly support the substantial, continuous energy requirements of modern high-density data centers and enterprise AI application platforms, NexaCore intends to engage in the planning, sourcing, construction, and operational management of commercial solar power plants. This integrated approach allows us to secure reliable, sustainable, and cost-effective green energy infrastructure, minimizing carbon footprints while insulating our data ecosystems from grid volatility.

As a part of this initiative, we intend to engage in the following:

●	Deployment of enterprise-grade AI software applications and deep learning model processing services.

●	Provisioning of IaaS and cloud storage optimized for high-density enterprise environments.

●	Sourcing, land acquisition, and project development for high-density data centers.

●	Engineering, management, and continuous operation of utility-scale solar energy infrastructure.

As of the date of this filing, our AI and Infrastructure Services are in the exploration and development stage and are not yet fully operational.

Strategic Business Realignment

During the fiscal year 2025, management implemented a strategic restructuring to try to optimize shareholder value by shifting its focus from low-margin consumer goods distribution to development of its energy and technology-focused businesses. While FuAn remains a wholly-owned asset, it is no longer our primary business focus. Instead, our forward-looking business initiatives and resource allocations are concentrated heavily on developing (i) EcoLoopX for our E-waste Business, and (ii) NexaCore for our AI and Infrastructure Services.

We currently do not have any experience in the E-waste Business or AI and Infrastructure Services. We have hired Frank Xu as sales directors for EcoLoopX to focus on diversifying e-waste collection channels, building out corporate B2B electronic disposal networks, and to assist with business development initiatives throughout the US. We intend to build a vertically integrated e-waste and battery recycling platform, pairing a national collection network with owned processing infrastructure. As operations scale, the workforce will transition from logistics to a full-scale industrial team spanning procurement, manufacturing, and engineering, with hiring carefully paced to support revenue growth. For our initial phase, we intend to focus on establishing executive leadership, launching the collection network, and preparing the company’s first facility.

Our Intellectual Property

We rely on a combination of trademarks, and trade secret laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements with third parties, and other contractual protections, to protect our intellectual property rights.

We currently do not own any registered trademarks or patents.

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

We own the domain name for our websites www.marwynnholdings.com and www.fuanus.com.

Our Corporate Information

Our principal executive office is located at c/o Marwynn Holdings, Inc., 2955 Main Street, Ste 100A, Irvine, CA 92614. The telephone number of our principal executive office is 949-706-9966.

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

Implication of Being a Controlled Company

Our chairperson, chief executive officer, and President, Ms. Yin Yan, currently controls approximately 90.85% of the aggregate voting power of our outstanding voting securities. As a result, we will be deemed a “controlled company” within the meaning of the Nasdaq Marketplace Rule 5615(c). As a controlled company, we are permitted and intend to elect to rely on certain exemptions from corporate governance rules of The Nasdaq Capital Market, including:

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

Employees and Human Capital Resources

As of April 30, 2026, we had a total of 2 full-time employees, both of whom served in management positions.. We believe that we maintain a satisfactory working relationship with our employees, and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations. None of our employees is represented by a labor union.

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

Risks Related to our Business and Industry

General Operations

Our management team lacks significant operational experience in the big data AI platform and battery recycling industries, and our failure to successfully manage our entry into these markets could have a material adverse effect on our business, financial condition, and results of operations.

Historically, our core business has not involved big data artificial intelligence infrastructure, e-waste recycling, or the industrial production of black mass. Consequently, our executive officers and management team have limited direct experience managing the unique technical, regulatory, and commercial challenges inherent in these specific sectors. Developing a big data AI platform hub and scaling battery processing facilities require highly specialized knowledge. If our management is unable to effectively adapt to these new operational demands, or if we fail to attract and retain qualified technical personnel and industry experts, our expansion efforts could be severely restricted. Any failure to successfully execute our strategy in these new markets could lead to a material adverse effect on our business, financial condition, and results of operations.

We operate in the highly competitive markets of food and beverage supply chain management, big data AI platform hubs, e-waste recycling, and black mass production, and we expect to incur substantial losses without generating significant near-term revenue due to recent expansions.

We face intense competition across all of our targeted operating segments. The big data AI platform sector is dominated by well-capitalized technology companies with established infrastructure and stable cooperations among partners, while the e-waste and battery recycling markets include both legacy processors and rapidly growing specialized firms with advanced or patented processing technologies. Similarly, the food and beverage supply chain industry is highly fragmented and competitive. We anticipate incurring significant upfront capital expenditures and operating expenses to build out our AI infrastructure and physical battery processing capabilities. Because these development cycles are highly capital-intensive and time-consuming, we do not anticipate generating material revenue or achieving substantial commercial milestones from these new business lines in the near term. If we cannot compete effectively, secure necessary market share, or successfully manage operations across these diverse segments, we may never achieve profitability.

We currently hold no patents for our big data AI platform or battery processing technologies, which limits our ability to protect our intellectual property and exposes us to intense competition and potential infringement claims.

To date, we have not acquired or developed any patents covering our artificial intelligence infrastructure, e-waste reverse supply chain processes, or “black mass” production methods. The markets for AI and advanced battery processing are characterized by rapid technological change and are dominated by competitors with extensive and established intellectual property portfolios. Without formal patent protection, we must rely entirely on unpatented proprietary know-how and trade secrets, and we may be unable to prevent competitors from reverse-engineering or independently developing technologies and business models that are similar or superior to ours. Furthermore, as we expand into these heavily patented fields, we face a heightened risk of inadvertently infringing upon the intellectual property rights of established technology companies or legacy recyclers. Any claims of infringement against us, regardless of their merit, could result in costly litigation, force us to pay substantial royalties, or require us to cease utilizing critical technologies, which would have a material adverse effect on our business and results of operations.

Our business model portfolio includes fundamentally unrelated industries with no material operational synergies, which may divide management’s attention, strain our financial resources, and create significant inefficiencies.

Following our planned expansions, our operations will span three distinct and unrelated sectors: food and beverage supply chain management, AI platform hubs, and hazardous battery recycling for black mass production. These distinct business lines do not share overlapping customer bases, supply chains, technical requirements, or regulatory frameworks. Consequently, we do not anticipate realizing any material operational or financial synergies among them. Managing such disparate operations requires widely divergent expertise and the appropriate allocation of capital across entirely separate markets. This highly fragmented organizational structure may severely distract our management team, spread our financial and operational resources too thinly, and prevent us from competing effectively against those competitors that are exclusively focused on a single industry. If we cannot effectively manage the complexities and resource demands of these divided operations, our overall business, financial condition, and results of operations will be materially adversely affected.

We have an evolving business model, which increases the complexity of our business.

Our business model has evolved in the past and continues to do so. In prior years we have added additional types of services and product offerings and in some cases, we have modified or discontinued those offerings. We intend to continue to try to offer additional types of products or services, and we do not know whether any of them will be successful. From time to time we have also modified aspects of our business model relating to our product mix. We do not know whether these or any other modifications will be successful. The additions and modifications to our business have increased the complexity of our business and placed significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. Future additions to or modifications of our business are likely to have similar effects. Further, any new business or website we launch that is not favorably received by the market could damage our reputation or our brand. The occurrence of any of the foregoing could have a material adverse effect on our business.

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

Marwynn Holdings, Inc. was formed as a holding company on February 27, 2024, and operates through its wholly-owned subsidiaries FuAn, EcoLoopX and NexaCore. FuAn was incorporated in California on April 18, 2016, EcoLoopX was incorporated in the state of California on November 25, 2025, and NexaCore was incorporated in state of Delaware on March 27, 2026. Both EcoLoopX and NexaCore are startups and have limited operations at this time. As a result, we have a limited operating history and limited experience selling our products, establishing relationships with consumers, customers, suppliers, vendors and distributors and building our brand reputation. These and other factors combine to make it more difficult for us to accurately forecast our future operating results, which in turn makes it more difficult for us to prepare accurate budgets and implement strategic plans. We expect that this uncertainty will continue to exist in our business for the foreseeable future. If we do not address these risks and uncertainties successfully, our operating results could differ materially from our estimates and forecasts, and from the expectations of investors or analysts, which could harm our business and result in a decline in the trading price of our common stock.

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

We will need to raise additional capital to fund our operations in furtherance of our business plan.

Until we are profitable, we will need to raise additional capital in order to fund our operations in furtherance of our business plan. The proposed financing may include shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, debt securities, units consisting of the foregoing securities, equity investments from strategic development partners or some combination of each. Any additional equity financings may be financially dilutive to, and will be dilutive from an ownership perspective to, our stockholders, and such dilution may be significant based upon the size of such financing. Additionally, we cannot assure that such funding will be available on a timely basis, in needed quantities, or on terms favorable to us, if at all.

You may experience future dilution as a result of future equity offerings.

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at varying prices. We cannot predict whether future issuances of shares of our common stock or the availability of shares for resale in the open market will decrease the market price per share of our common stock. We are not restricted from issuing additional shares of common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive shares of common stock. Sales of a substantial number of shares of our common stock in the public market or the perception that such sales might occur, including, for example, sales under an “at the market offering” (the “ATM Offering”) as defined in Rule 415 under the Securities Act, could materially adversely affect the market price of the shares of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of any future stock issuances reducing the market price of our common stock and diluting their stock holdings in us.

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

Additionally, we expect to continue expanding our operations through the growth of our subsidiaries, including NexaCore and EcoloopX, the development of new products and services, the leasing and operation of warehouse and manufacturing facilities, strategic acquisitions, and the expansion of our customer base and workforce. Our ability to successfully execute these initiatives will require us to effectively manage operational complexity, recruit and retain qualified personnel, integrate new technologies and acquired businesses, expand our internal controls and information systems, and maintain effective financial, legal, compliance, and administrative processes.

As our business grows, we expect to incur additional operating expenses and capital expenditures related to personnel, technology infrastructure, manufacturing facilities, logistics operations, cybersecurity, and regulatory compliance. If our management systems, operational processes, or internal controls fail to scale efficiently with our growth, we could experience operational disruptions, reduced productivity, higher costs, customer dissatisfaction, delays in project execution, or difficulties integrating acquisitions and new business lines.

In addition, our growth strategy depends on our ability to identify qualified employees, secure adequate financing when needed, establish effective management systems, maintain relationships with customers and strategic partners, and successfully execute our expansion plans. There can be no assurance that we will be able to achieve these objectives in a timely or cost-effective manner.

Any failure to effectively manage our anticipated growth could materially and adversely affect our business, financial condition, results of operations, cash flows, and the value of our common stock.

Our future success depends on our ability to develop, maintain, and expand our operating platforms, technology offerings, and commercial relationships.

Our growth strategy is centered on expanding our operating businesses and technology platforms, including EcoloopX’s electronic waste recycling and critical minerals recovery operations and NexaCore’s artificial intelligence and AI-enabled energy solutions. Our ability to compete successfully depends on our ability to continue developing these businesses, expand our service offerings, maintain strong customer and supplier relationships, attract strategic partners, and enhance our reputation in the markets we serve.

We expect to continue investing in new technologies, operational capabilities, strategic acquisitions, and business development initiatives. There can be no assurance that these investments will achieve the anticipated commercial acceptance or generate the expected financial returns. Our customers may choose competing technologies or service providers, market demand may evolve differently than anticipated, or we may be unable to successfully commercialize new products or services.

In addition, our reputation and market recognition are important to attracting customers, suppliers, strategic partners, and acquisition opportunities. Any deterioration in our reputation resulting from operational issues, cybersecurity incidents, product performance, regulatory matters, customer dissatisfaction, or negative publicity could adversely affect our ability to compete and grow.

If we are unable to successfully expand our operating platforms, commercial capabilities, and market presence, our business, financial condition, results of operations, and future prospects could be materially adversely affected.

Our operations depend on the availability of feedstock, equipment, components, logistics services, and third-party suppliers, and disruptions in our supply chain could adversely affect our business.

Our subsidiaries, including EcoloopX and NexaCore Technologies, rely on a network of suppliers, logistics providers, equipment manufacturers, technology vendors, and service providers to support our operations. EcoloopX depends on the timely availability of electronic waste, end-of-life batteries, recyclable materials, processing equipment, warehouse facilities, transportation services, and related industrial supplies. NexaCore Technologies relies on cloud infrastructure providers, software vendors, hardware manufacturers, semiconductor suppliers, and other technology partners to develop and deliver its artificial intelligence and AI-enabled energy solutions.

Our ability to meet customer demand depends on maintaining reliable sources of supply, accurately forecasting operational requirements, effectively managing inventory, coordinating logistics, and maintaining productive relationships with suppliers and business partners. Disruptions resulting from supplier capacity constraints, transportation delays, labor shortages, geopolitical events, natural disasters, inflation, tariffs, trade restrictions, cybersecurity incidents, or the financial instability of suppliers may increase costs, delay customer deliveries, postpone facility construction or equipment installation, interrupt manufacturing operations, or reduce product availability.

In addition, as we expand our warehouse operations, manufacturing facilities, and processing capacity, we will need to effectively manage inventory levels, warehouse operations, procurement activities, and distribution networks. Failure to accurately forecast demand or effectively manage our supply chain could result in excess inventory, inventory shortages, increased operating costs, reduced margins, lost sales opportunities, or customer dissatisfaction.

If we are unable to maintain a reliable and efficient supply chain or establish and preserve long-term relationships with key suppliers, equipment manufacturers, technology vendors, logistics providers, and feedstock suppliers, our business, financial condition, results of operations, and growth strategy could be materially adversely affected.

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

Our business is subject to fluctuations in commodity prices, operating costs, and inflation, which could adversely affect our profitability and results of operations.

Our operations are subject to changes in the prices of commodities, raw materials, energy, transportation, labor, and other operating inputs. EcoloopX’s recycling and black mass production business depends on the availability and cost of electronic waste, end-of-life batteries, processing equipment, utilities, warehouse facilities, transportation services, and skilled labor. The market value of recovered materials, including lithium, nickel, cobalt, copper, aluminum, graphite, and other critical minerals, may fluctuate significantly due to changes in global supply and demand, geopolitical developments, technological advancements, government policies, and macroeconomic conditions.

NexaCore Technologies is also exposed to increases in operating costs associated with software development, cloud computing infrastructure, artificial intelligence platforms, data center services, semiconductor components, and highly skilled technical personnel. Inflationary pressures, wage increases, higher energy costs, increased interest rates, supply chain disruptions, or rising technology infrastructure costs may increase our operating expenses and reduce our operating margins.

Our ability to maintain profitability depends, in part, on our ability to effectively manage costs, improve operational efficiency, negotiate favorable commercial terms with customers and suppliers, and adjust pricing when market conditions permit. Competitive market conditions, long-term customer contracts, or rapidly changing market dynamics may limit our ability to pass increased costs on to customers in a timely manner or at all.

In addition, periods of sustained inflation, economic uncertainty, or recession may reduce customer capital expenditures, delay investment decisions, decrease demand for our products and services, and increase financing costs associated with our growth strategy. Conversely, significant declines in commodity prices may reduce the value of recovered materials produced by EcoloopX, negatively affecting revenue and profitability.

If we are unable to effectively manage fluctuations in commodity prices, operating costs, inflationary pressures, or changing market conditions, our business, financial condition, results of operations, cash flows, and future growth prospects could be materially adversely affected.

Food and Non-Alcoholic Beverages

We have experienced a significant decline in revenue within our FuAn business segment, which could materially and adversely affect our business, financial condition, and results of operations.

A significant portion of the our total revenue is generated by a single customer, Golden Honest Trading Limited, which purchased waste recycled copper materials from EcoLoopX. Sales to this customer totaled $3.0 million, representing approximately 71% of the Company’s total revenue. The remaining 29% of total sales was contributed by six customers associated with the FuAn business segment, of which, two customers accounted for 13% of total sales, primarily from the import and distribution of frozen lamb from New Zealand and mochi products from Taiwan.

Revenue within our FuAn business segment has recently declined significantly by 9% compared to fiscal year 2025. If we are unable to stabilize and recover the revenue in the FuAn segment, or if we lose Golden Honest Trading Limited, experience a reduction in their purchase volumes, or face adverse changes in their financial condition, our business will suffer. Our ability to generate sustainable revenue depends heavily on maintaining these relationships or rapidly diversifying our customer base and product lines, and we cannot assure you that we will be successful in doing so.

Our industry is characterized by low margins, and periods of significant or prolonged inflation or deflation affect our product and operational costs, which may negatively impact our profitability.

The food and non-alcoholic beverage supply chain and distribution industry is characterized by relatively high inventory turnover with relatively low profit margins. Volatile food costs have a direct impact on our industry. During the previous years, our industry experienced significantly elevated commodity and supply chain costs including the cost of labor, sourced goods, energy, fuel and other inputs necessary for the distribution of food and non-alcoholic beverage products, and elevated levels of inflation may continue or worsen and contribute to loss of revenue and gross profit margin in particular product categories. Our business and results of operations may be adversely affected if we are unable to adjust to these rising cost and inflationary pressures.

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

E-Waste Business

We have a limited operating history and face significant risks related to our new EcoloopX business strategy, including substantial capital requirements, facility construction and feedstock procurement challenges, commodity price volatility, regulatory compliance, and intense industry competition.

EcoloopX is in the early stages of executing its business strategy. While management has identified significant opportunities within the electronic waste recycling and battery materials recovery industries, the Company’s operating history remains limited. There can be no assurance that EcoloopX will successfully execute its business plan, achieve projected revenue levels, or generate sustainable profitability.

-	Capital Requirements. The Company’s growth strategy includes leasing warehouse facilities, acquiring specialized processing equipment, constructing black mass production capabilities, expanding logistics infrastructure, and pursuing strategic acquisitions. These initiatives require significant capital expenditures and working capital. EcoloopX may require additional debt or equity financing to fund future expansion, and there can be no assurance that such financing will be available on acceptable terms or at all. Additional financing could result in shareholder dilution or increased leverage.

-	Construction and Commissioning Risk. The successful development of warehouse operations and black mass production facilities depends on timely completion of facility construction, equipment installation, permitting, and commissioning. Delays resulting from supply chain disruptions, contractor performance, equipment availability, labor shortages, adverse weather conditions, or regulatory approvals could increase project costs, postpone commercial operations, and adversely affect financial performance.

-	Feedstock Supply Risk. EcoloopX’s operations depend on securing reliable and costeffective sources of electronic waste, lithium-ion batteries, and other recyclable materials. Competition for feedstock has increased as additional recycling companies enter the market. Failure to establish long-term supplier relationships or maintain sufficient material volumes could negatively impact production capacity, operating efficiency, and profitability.

-	Commodity Price Volatility. Revenue generated from black mass and recovered critical minerals is influenced by market prices for lithium, nickel, cobalt, copper, graphite, aluminum, and other recovered materials. Significant fluctuations in commodity prices may reduce margins, affect inventory values, or decrease demand for recycled battery materials.

-	Customer Concentration Risk. During the Company’s initial growth stage, a significant portion of revenue may be derived from a limited number of commercial customers or strategic partners. The loss of one or more significant customers, reductions in purchase volumes, contract terminations, or adverse changes in customer financial condition could materially affect operating results until the customer base becomes more diversified.

-	Environmental and Regulatory Compliance. Electronic waste recycling and battery processing are subject to extensive federal, state, and local environmental laws and regulations governing hazardous materials handling, transportation, emissions, waste management, worker safety, and facility operations. Failure to obtain, maintain, or renew required permits or to comply with applicable regulations could result in fines, operational restrictions, remediation obligations, litigation, or temporary or permanent facility shutdowns.

-	Operational and Manufacturing Risks. Black mass production involves complex industrial processes requiring specialized equipment, trained personnel, and consistent quality control. Equipment failures, production interruptions, utility outages, labor shortages, workplace accidents, fires, explosions, contamination events, or manufacturing defects could interrupt production, increase operating costs, and adversely affect customer relationships.

-	Technology and Process Risk. The Company intends to utilize proprietary operating procedures, automation technologies, and artificial intelligence to improve logistics, manufacturing efficiency, and operational decision-making. There can be no assurance that these technologies will perform as expected or provide the anticipated operational benefits. Failure to successfully implement or integrate new technologies could reduce productivity and increase operating costs.

-	Acquisition and Integration Risk. EcoloopX intends to pursue acquisitions of recycling businesses, processing facilities, logistics companies, and complementary technologies. Acquisitions involve numerous risks, including inaccurate valuation assumptions, undisclosed liabilities, integration challenges, loss of key personnel, customer attrition, operational disruption, and failure to realize anticipated synergies.

-	Competition. The electronic waste recycling and battery materials recovery industry is highly competitive and includes large publicly traded companies, privately held regional recyclers, metal processors, waste management companies, and vertically integrated battery recycling firms. Many competitors possess greater financial resources, broader geographic coverage, established customer relationships, and larger processing capacities than EcoloopX. Increased competition could reduce pricing, compress margins, and limit growth opportunities.

-	Supply Chain Risk. The Company’s operations rely on specialized processing equipment, transportation providers, replacement parts, utilities, and third-party service providers. Global supply chain disruptions, transportation delays, inflation, tariffs, geopolitical events, or shortages of critical equipment could delay expansion plans and increase operating expenses.

-	Cybersecurity and Information Systems. EcoloopX depends on digital information systems for logistics management, inventory control, production planning, financial reporting, customer management, and operational monitoring. Cybersecurity incidents, ransomware attacks, system failures, or unauthorized access to confidential information could disrupt operations, result in regulatory investigations, expose the Company to liability, and damage its reputation.

-	Workforce Availability. The Company’s future success depends on its ability to recruit, train, and retain experienced executives, engineers, plant operators, environmental professionals, sales personnel, and technical specialists. Competition for qualified employees within the recycling, manufacturing, and critical minerals industries is significant, and labor shortages or employee turnover could adversely affect operations.

As such, our inability to execute on our proposed business plan may have a material adverse effect on our results of operations and financial condition.

Failure on the parts of recycling and processing partners to comply with applicable laws and regulation may disrupt e-waste reverse supply chain which may have a material adverse effect on our results of operations and financial condition. Our planned expansion into the production of “black mass” will significantly increase our regulatory burden and direct operational risks.

Electronic waste materials may be subject to federal, state, and international environmental and hazardous materials regulations. At present, EcoLoopX provides non-operational supply chain services and does not engage in any physical processing, dismantling, recycling, or hazardous materials handling. EcoLoopX currently functions as an asset-light supply chain integrator thatconnects upstream e-waste generators, such as electronics distributors, IT asset disposition providers, and enterprise users, with licensed downstream processors, recyclers, and refiners in the United States and Asia. As such, our current model relies on third-party licensed refiners, recycling and processing partners to comply with applicable laws and regulations, and for processors, recyclers and refiners in Asia, cross-border shipments of e-waste may be affected by export controls, customs requirements, or international environmental agreements. Failure on the parts of those refiners, recycling and processing partners to comply with applicable laws and regulation may disrupt e-waste reverse supply chain which may have a material adverse effect on our results of operations and financial condition.

In April 2026, the Company announced plans to expand EcoLoopX beyond supply chain integration to include the direct physical processing and production of “black mass.” These proposed operations involve the direct handling, storage, transportation, and processing of certain parts of lithium-ion batteries. These activities will subject us directly to complex federal, state, and local environmental and safety laws governing hazardous waste and chemical exposure. Securing and maintaining the necessary environmental permits for this expansion will require significant capital and time. Any failure to strictly comply with these regulatory frameworks could result in material fines, facility shutdowns, or remediation liabilities. Furthermore, future changes in environmental laws regarding battery disposal or black mass refining could force us to materially alter our processing operations, increasing our capital expenditures and delaying our timeline to operation.

The economic value of recyclable materials is partially influenced by commodity prices such as copper, lithium, nickel, and cobalt.

Our e-waste reverse supply chain business relies on the economic value of recyclable materials is partially influenced by commodity prices such as copper, lithium, nickel, and cobalt. Sharp fluctuations in copper, lithium, nickel, and cobalt prices may have a material adverse effect on our results of operations and financial condition.

Our ability to generate revenue depends on securing reliable sources of electronic waste materials.

Our ability to generate revenue depends on securing reliable sources of electronic waste materials. Increased demand for e-waste recycling and high competition for raw materials can cause shortages, impacting operating capacity, and may have a material adverse effect on our results of operations and financial condition.

Growth of our EcoLoopX platform depends in part on the development of battery recycling and circular economy markets.

The infrastructure for end-of-life battery collection and reverse logistics is underdeveloped, making it difficult to secure a steady, high-volume supply of feedstock for recycling facilities. In addition, battery recycling is a process-heavy, capital-intensive industry, with costs for storage, transportation, and specialized handling often exceeding the value of the recovered materials. The ability to grow of our EcoLoopX platform depends in part on the development of battery recycling and circular economy markets.

AI Services

Our AI powered big data platform will operate in an industry characterized by rapid technological change, unpredictable market adoption, and an intensely uncertain regulatory landscape, which together expose us to significant legal and financial risks.

The market for big date and artificial intelligence infrastructure is in an early stage of development and is subject to profound and rapid shifts. We cannot predict whether broad-based commercial adoption of our AI platform hub will materialize, or if new, disruptive innovations will render our intended services outdated before we can achieve profitability.

Beyond the highly complex network of current data privacy and intellectual property laws, we face great uncertainty regarding future legislative frameworks. Lawmakers globally are still continuously debating and proposing fragmented new regulations governing data and AI safety, algorithmic bias, data provenance, and the ethical deployment of machine learning models. We cannot forecast how these evolving legal standards will be interpreted or enforced. Any new development in regulations may dramatically restrict our operations or exponentially increase our compliance costs.

Furthermore, the deployment of AI involves inherent and unknown operational limitations. AI models are susceptible to generating inaccurate information, or “hallucinations”, exhibiting unintended biases, and exposing vulnerabilities in cybersecurity and data protection. If our platform, or the third-party models we may rely upon, yields flawed, biased, or harmful outputs, we could face severe reputational damage, consumer protection litigation, and heightened regulatory scrutiny. If we fail to successfully manage these technological, ethical, and regulatory uncertainties, our business, financial condition, and results of operations will be materially adversely affected.

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

Volatility in our common stock price may subject us to securities litigation.

Stock markets, in general, have experienced, and continue to experience, significant price and volume volatility, and the market price of our common stock may continue to be subject to similar market fluctuations unrelated to our operating performance or prospects. This increased volatility, coupled with depressed economic conditions, could have a depressing effect on the market price of our common stock.

In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. Any of these factors could result in large and sudden changes in the volume and trading price of our common stock and could cause our stockholders to incur substantial losses. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted securities class action litigation against that company. If we were involved in a class action suit or other securities litigation, it would divert the attention of our senior management, require us to incur significant expense and, whether or not adversely determined, have a material adverse effect on our business, financial condition, results of operations and prospects.

We have failed to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

On January 29, 2026, we received a written notice from the staff of the Listing Qualifications Department of Nasdaq (the “Staff”) that for 30 consecutive business days from December 15, 2025 to January 28, 2026, the closing bid price of our common stock listed on the Nasdaq Capital Market was below $1.00 and no longer meets the minimum bid price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rules 5550(a)(1), which requires a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). On July 10, 2026, the Company received a letter from Nasdaq, notifying the Company that the Staff had determined that for the last 10 consecutive business days, from June 25, 2026 to July 9, 2026, the closing bid price of the Company’s common stock has been at $1.00 per share or greater and, accordingly, that the Company had regained compliance with the Minimum Bid Price Requirement for continued listing on Nasdaq.

There can be no assurance that we will maintain compliance with the applicable continued listing standards set forth in the Nasdaq Listing Rules. Delisting from Nasdaq could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. In the event we are delisted from Nasdaq, the only established trading market for our common stock would be eliminated, and we would be forced to list our shares on the OTC Markets or another quotation medium, depending on our ability to meet the specific listing requirements of those quotation systems. As a result, an investor would likely find it more difficult to trade or obtain accurate price quotations for our shares. Delisting would likely also reduce the visibility, liquidity, and value of our common stock, reduce investor interest in our company, and may increase the volatility of our common stock. Delisting could also cause a loss of confidence of potential industry partners, lenders, and employees, which could further harm our business and our future prospects.

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

Our management has broad discretion to determine how to use the funds raised in our offeringd and may use them in ways that may not enhance our results of operations or the price of our shares of common stock.

We anticipate that we will use the net proceeds from our offerings along with our existing cash and cash equivalents, to fund enhancements to our current supply chain management as well as the development of additional functionalities of our business expansion, expansion of sales and distribution channels in order to reach a broader customer base, talent development and retention, as well as for working capital and other general corporate purposes. Our management will have significant discretion as to the use of the net proceeds to us from our IPO and could spend the proceeds in ways that do not improve our results of operations or enhance the market price of our shares of common stock.

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

We have 135,000 shares of Series A Super Voting Preferred Stock with super voting rights.

Our capital stock as of the date hereof consists of common stock and Series A Super Voting Preferred Stock. All 135,000 shares of Series A Super Voting Preferred Stock have been issued to Ms. Yin Yan, our chairperson, chief executive officer, and President. Each share of common stock is entitled to one (1) vote and each share of Series A Super Voting Preferred Stock is entitled to one thousand (1,000) votes on any matter on which action of the stockholders of the corporation is sought. Approximately 95.75% of Ms. Yin Yan’s voting power stems from her holdings of the Series A Super Voting Preferred Stock. The Series A Super Voting Preferred Stock will vote together with the common stock.

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

We are a public company in the United States subject to the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act of 2002 will require that we include a report of management on our internal control over financial reporting in our annual report on Form 10-K beginning with our annual report for the fiscal year ending April 30, 2026. However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer a smaller reporting company. Our management may conclude that our internal control over financial reporting is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm, after conducting its own independent testing, may issue a report that is qualified, if it is not satisfied with our internal controls or the level at which our controls are documented, designed, operated, or reviewed, or if it interprets the relevant requirements differently from us. In addition, after we become a public company, our reporting obligations may place a significant strain on our management, operational, and financial resources and systems for the foreseeable future. We may be unable to complete our evaluation testing and any required remediation in a timely manner.

Our management and principal stockholders own a significant percentage of our stock and will be able to exert control over matters subject to stockholder approval.

Our chairperson, chief executive officer, and President, Ms. Yin Yan, controls approximately 90.85% of the aggregate voting power of our outstanding voting securities.

Approximately 95.75% of Ms. Yin Yan’s voting power stems from her holdings of the Series A Super Voting Preferred Stock. To the extent that Ms. Yan continues to own a significant percentage of the voting power of our common stock, Ms. Yan will be able to control the management and affairs of our company and most matters requiring stockholder approval, including the election of directors, amendments of our organizational documents and approval of any merger, sale of substantially all our assets or other significant corporate transactions. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you or other stockholders may feel are in your or their best interest as one of our stockholders.

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

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as defined in Item 106(a) of Regulation S-K. These risks include, among others, unauthorized access to information systems, ransomware attacks, business interruption, theft of confidential information, fraud, intellectual property loss, and violations of applicable privacy and data protection laws.

Cybersecurity risk management is incorporated into our overall enterprise risk management process. Management periodically evaluates cybersecurity risks in connection with the Company’s operations, information technology systems, and business objectives. As our business expands, particularly through the development of artificial intelligence technologies, warehouse operations, manufacturing facilities, and digital platforms, we expect cybersecurity risks to become increasingly significant.

The Company utilizes commercially available security technologies and administrative controls designed to protect its information systems and data. These measures include user authentication, password management, firewall protection, endpoint security software, data backup procedures, access controls, and software updates. We also evaluate cybersecurity risks associated with third-party software providers, cloud service providers, and other technology vendors as part of our vendor selection and management processes.

Although we currently manage cybersecurity primarily through internal management and commercially available security solutions, we expect to enhance our cybersecurity program over time as our operations grow, including evaluating the engagement of external cybersecurity professionals, conducting security assessments, and implementing additional monitoring and incident response capabilities.

Cybersecurity Risks and Impact

As of the date of this Annual Report, we have not experienced any cybersecurity incident that has materially affected, or is reasonably likely to materially affect, our business strategy, results of operations, or financial condition.

However, cybersecurity threats continue to evolve in sophistication and frequency. Our future operations, including artificial intelligence applications, cloud-based technologies, warehouse management systems, manufacturing operations, and enterprise information systems, may become targets of cyberattacks, ransomware, phishing, malware, data breaches, or other security incidents. Any successful cybersecurity incident could disrupt operations, compromise confidential information, result in regulatory investigations or litigation, damage our reputation, and adversely affect our business, financial condition, and results of operations.

Cybersecurity Governance

Board Oversight

Our Board of Directors oversees the Company’s approach to cybersecurity risk as part of its broader oversight of enterprise risk management. The Board receives updates from management regarding significant cybersecurity matters, including material risks, cybersecurity policies, and any cybersecurity incidents that may arise. As our operations expand, the Board expects to periodically review the Company’s cybersecurity program and related risk management practices.

Management’s Role in Cybersecurity Risk Management

Our executive management team is responsible for the day-to-day oversight of cybersecurity risks and information technology security. Management monitors the Company’s information systems, evaluates potential cybersecurity risks, oversees the implementation of security controls, and coordinates responses to any identified cybersecurity events.

Management also evaluates cybersecurity considerations when implementing new technologies, engaging third-party service providers, expanding operational facilities, and developing artificial intelligence platforms and other digital initiatives..

Roles and Expertise

The Company does not currently employ dedicated cybersecurity personnel or retain an external cybersecurity consulting firm. Cybersecurity responsibilities are shared among members of management with responsibility for information technology, operational systems, and enterprise risk management. Management utilizes commercially available security software, cloud-based security services, and information technology best practices to help protect the Company’s systems and data.

As the Company continues to expand its operations and technology infrastructure, management expects to evaluate the engagement of qualified cybersecurity professionals or specialized third-party service providers to further strengthen the Company’s cybersecurity capabilities.

Cybersecurity Monitoring and Reporting Processes

The Company periodically monitors its information technology environment through routine system administration, software updates, access management, security reviews, and data backup procedures. Management evaluates potential cybersecurity events as they arise and assesses whether any identified incident requires escalation to executive management or the Board of Directors.

The Company intends to continue enhancing its cybersecurity governance, policies, procedures, and technical safeguards as its business grows and as cybersecurity risks continue to evolve.

Item 2. Properties

Our current headquarters are located in Irvine, California, where we lease 2,799 square feet of office space pursuant to a lease that expires in March 2027 Our headquarters contain operations, general and administrative functions. We believe that our facilities are adequate to meet our current needs.

Details of our facilities are set out below:

Facility	Address	Space (square feet)	Expiration Date
Headquarter and principal executive offices	2955 Main Street, Ste 100A, Irvine, CA 92614	2,799	March 15th 2027

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

Holders

As of the date of this Report, there were 20,194,804 shares of common stock and 135,000 shares of Series A Super Voting Preferred Stock issued and outstanding. According to the Company’s transfer agent, the Company had approximately registered 3 stockholders of record as of July 29, 2026. Because brokers and other institutions and nominees hold many of the Company’s shares of Common Stock on behalf of beneficial owners, the Company is unable to estimate the total number of beneficial owners represented by those nominees.

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

Recent Sales of Unregistered Securities

On October 28, 2025, the Company entered into and closed a stock purchase agreement (the “Agreement”) with certain investors (collectively, the “Subscribers”), pursuant to which the Subscribers agreed, subject to the terms and conditions of the Agreement, to purchase an aggregate of 3,140,800 shares of common stock, par value $0.001 per share (the “Shares”), at a purchase price of $0.45 per Share, for aggregate gross proceeds of approximately $1,413,360 (the “Offering”).

The Agreement includes customary representations, warranties, and covenants by the Company and the Subscribers. In addition, pursuant to the Agreement, the Company has agreed to certain piggyback registration rights with respect to the Shares sold in the Offering (the “Registrable Securities”) to allow Subscribers to include their Registrable Securities in public offerings of securities of the Company (including, but not limited to, registration statements related to secondary offering of securities of the Company). The Company will bear the expenses incurred in connection with the filing of any registration statements related to the Registrable Securities.

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

Business Overview and Recent Development

Marwynn Holdings, Inc., or “Marwynn,” was incorporated on February 27, 2024 in Nevada, as a holding company. We currently operate, or are developing operations, in three principal business areas: (i) electronic waste recycling (“E-waste Business”) through EcoLoopX Corporation (“EcoLoopX”); (ii) advanced artificial intelligence application development and related infrastructure solutions (“AI & Infrastructure Services”) through NexaCore Technologies, Inc. (“NexaCore”); and (iii) food and non-alcoholic beverage supply chain and brand management services through FuAn Enterprise, Inc. (“FuAn”).

E-Waste Business

As part of our business diversification strategy, we incorporated EcoLoopX on November 25, 2025. Its current strategy is to develop direct e-waste recycling operations and the capability to produce “black mass,” an intermediate material derived from processed lithium-ion batteries that may contain recoverable metals such as lithium, nickel, cobalt and copper.

On June 9, 2026, EcoLoopX hired Frank Xu as its sales director. Mr. Xu is responsible for diversifying EcoLoopX’s e-waste collection channels, developing corporate business-to-business electronic disposal networks, and supporting business development initiatives throughout the United States. Currently, EcoLoopX purchases scrapped copper from e-waste recycling plants for sale.

AI and Infrastructure Services

On March 27, 2026, we incorporated NexaCore to explore opportunities involving advanced artificial intelligence application development and related infrastructure solutions, which we refer to as our “AI & Infrastructure Services.” NexaCore remains in the development stage, and we are continuing to evaluate potential technologies, projects, commercial relationships and business models in this sector.

Food and Beverage Services

Through FuAn, we provide food and beverage supply chain and brand management services in the United States. FuAn was incorporated in California on April 18, 2016 and historically focused on sourcing authentic premium Asian foods, snacks and non-alcoholic beverages, distributing branded products in the U.S. market, and providing related brand management services.

Beginning in early 2025, increased tariffs on goods imported from China adversely affected FuAn’s traditional sourcing model. In response, we began transitioning our product portfolio from imported Asian food and beverage products toward domestically sourced products. This transition remains ongoing.

Recent Development

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

On October 27, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Reli Home Décor Inc., a California corporation (the “Buyer”), solely for the purposes of selling all of the shares it owns in its wholly owned subsidiary, Grand Forest. On December 22, 2025, the Company completed the sale of all of its equity interests of Grand Forest to the Buyer. Following the sale of Grand Forest, the Company is no longer an indoor home improvement supply chain provider.

On November 25, 2025, the Company incorporated EcoLoopX Corporation to explore and develop our E-waste Business. On June 9, 2026, the Company hired Frank Xu as Sales Director for EcoLoopX to focus on diversifying its e-waste collection channels, building out corporate B2B electronic disposal networks, and supporting business development initiatives throughout the United States.

On March 27, 2026, the Company incorporated Nexacore Technologies, Inc. to explore and develop our business for AI & Infrastructure Services.

Business Trends and Uncertainties

During 2025 and continuing into 2026, the United States has introduced trade policy actions that have increased import tariffs across a wide range of countries at various rates. Our current food and non-alcohol beverage business relies on international supply chains and imported products. This dependence exposes us to risks associated with shifting global trade policies, tariffs, and geopolitical tensions and may increase our cost of goods sold.

As a result, for our Food and Beverage Services, we are actively pursuing alternative sourcing strategies and diversifying our supply base. During the quarter ended April 30, 2026, we had two primary vendors located in Taiwan and New Zealand. As we continue to try to expand our business operations and develop relationships with new suppliers and retail partners, we may encounter additional risks associated with supplier reliability, product quality control, logistics coordination, and regulatory compliance across multiple jurisdictions. Our expansion efforts may also require increased working capital, new operational infrastructure, and additional personnel, which could increase our operating expenses.

As our growth strategy develops, we have reallocated its strategic emphasis toward an energy and technology-focused business. See “Risk Factors” for additional information.

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

Competition

We face intense competition across all of our targeted operating segments. The big data AI platform sector is dominated by well-capitalized technology companies with established infrastructure and stable cooperations among partners, while the e-waste and battery recycling markets include both legacy processors and rapidly growing specialized firms with advanced or patented processing technologies. Similarly, the food and beverage supply chain industry is highly fragmented and competitive. We anticipate incurring significant upfront capital expenditures and operating expenses to build out our AI infrastructure and physical battery processing capabilities. Because these development cycles are highly capital-intensive and time-consuming, we do not anticipate generating material revenue or achieving substantial commercial milestones from these new business lines in the near term.

‘

Within the e-waste segment specifically, the e-waste reverse supply chain industry is highly competitive and includes established recycling companies, third-party logistics providers, environmental service firms, and specialized supply chain coordinators. Key participants range from large integrated waste management companies such as Waste Management, Inc. and Republic Services, Inc. to dedicated e-waste recyclers such as Sims Lifecycle Services. In addition, smaller regional operators and logistics-focused service providers compete for vendor relationships and compliance-driven contracts.

International Trade Policies

Current uncertainties about increases in tariffs of imported products from countries may have an adverse effect on our operations. Throughout 2025 and into early 2026, the United States implemented expansive trade policy actions, significantly increasing import tariffs on a global scale. In February 2026, the U.S. Supreme Court invalidated tariffs predicated on the International Emergency Economic Powers Act (IEEPA), ruling that such taxing authority rests with Congress. In response, the administration has transitioned to alternative statutory frameworks, such as Section 122, while continuing to maintain Section 232 and Section 301 duties. Based on the tariffs enacted and currently in effect, we anticipate incurring incremental tariff costs, additional costs that we may incur on products shipped to our customers, and costs as a result of pauses on certain of our product imports, in particular products from China. We expect to offset the impact of the enacted tariffs on our revenues with supply chain adjustments, sources of supply or manufacturing locations, and additional cost savings actions. For our food and non-alcoholic beverage supply chain business, we have temporarily paused certain imports from China and are actively pursuing alternative sourcing strategies, including domestic suppliers and international partners in lower-risk regions. We are actively working with Costco and our other customers to introduce new products that are less sensitive to the tariff tensions between the U.S. and China. During the year ended April 30, 2026, we had two new food-supply vendors from Taiwan and New Zealand. However, if other additional tariffs are adopted, we would incur additional tariff costs that could be material. We are actively evaluating the potential impacts of these proposed tariffs, as well as our ability to mitigate their related impacts, this may affect our revenue and cost of revenues.

Year Ended April 30, 2026 compared to Year Ended April 30, 2025

Revenues from continuing operations

We derive our revenues from (i) sale of food and beverage, (ii) consulting services and (iii) sale of recyclable e-waste materials, part of our E-Waste Business. The following table presents our revenues by product and service types and as percentage of our total revenues for the periods presented.

	For the years ended April 30,
	2026		2025		Variance
	USD	Percent	USD	Percent	Amount	Percent
Sale of Food and Beverage	$570,368	13.44%	$624,846	77.68%	$(54,478)	(8.72)%
Consulting Services	672,498	15.85%	179,487	22.32%	493,011	274.68%
Sale of Recyclable E-waste Materials	3,000,000	70.71%	-	-%	3,000,000	100.00%
Total Revenues	$4,242,866	100.00%	$804,333	100.00%	$3,438,533	427.50%

Sales of food and beverage

Sales of food and beverage accounted for 13.44% and 77.68% of total sales for the years ended April 30, 2026 and 2025, respectively. Sales of food and beverage decreased by $54,478 or 8.72% from $624,846 for the year ended April 30, 2025 to $570,368 for the year ended April 30, 2026. The decrease in our sales was primarily due to decease of the purchase orders from Costco. We are actively seeking new retailers and working with them to introduce new products that are less sensitive to the tariff tensions between the U.S. and China.

Consulting services

Revenue from consulting services accounted for 15.85% and 22.32% of total revenues for the years ended April 30, 2026 and 2025, respectively. Revenue from consulting services increased by $493,011, or 274.68% from $179,487 for the year ended April 30, 2025 to $672,498 for the year ended April 30, 2026. We started our consulting services business in March 2024 through providing supply chain and brand management services proposals and solutions to customers to help them optimize their inventory management and product distribution strategy, to reduce delivery times, shipping costs and diversify distribution channels.

Sales of Recyclable Materials (part of our E-Business Services)

Revenue from sales of recyclable materials accounted for 70.71% and nil of total revenues for the years ended April 30, 2026 and 2025, respectively. Revenue from sales of recyclable materials increased by $3,000,000, or 100% from nil for the year ended April 30, 2025 to $3,000,000 for the year ended April 30, 2026. We started our recyclable service in January 2026 through focusing on coordination, sourcing, logistics management, documentation facilitation, vendor and partner engagement, and compliance support related to discarded electronic products.

Costs of Revenues associated with continuing operations

We incur our costs from (i) sale of food and beverage, and (ii) consulting services, and (iii) sale of recyclable e-waste materials (part of our E-Business Services). The following table presents our costs of revenues as percentage of its corresponding revenue for the periods presented.

	For the years ended April 30,
	2026		2025		Variance
	USD	Percent	USD	Percent	Amount	Percent
Sale of Food and Beverage	$551,482	96.69%	$332,941	53.28%	$218,541	65.64%
Consulting Services	128,288	19.08%	95,637	53.28%	32,651	34.14%
Sale of Recyclable E-waste Materials	2,912,621	97.09%	-	-%	2,912,621	100.00%
Total Cost of Revenues	$3,592,391	84.67%	$428,578	53.28%	$3,163,813	738.21%

Cost of revenues from sale of food and beverage increased by $218,541, or 65.64% from $332,941 for the year ended April 30, 2025, to $551,482 for the year ended April 30, 2026. Our cost of revenues from sale of food and beverage primarily includes inventory costs, storage and freight costs. The increase in our cost of revenues for sale of food and beverage was mainly due to higher purchase costs of food and beverage products for the year ended April 30, 2026.

Cost of revenues associated with our consulting services was immaterial and primarily consisted of labor costs.

Our cost of revenue from sale of recyclable materials was $2,912,621 and nil for the years ended April 30, 2026 and 2025, respectively. Our cost of revenues from sale of recyclable e-waste materials primarily consisted of purchasing recyclable materials.

Results of Operations

Comparison of the years ended April 30, 2026 and 2025

The following table summarizes our consolidated results of operations and as percentage of our total revenues for the period presented.

	For the years ended April 30,
	2026	% of Revenues	2025	% of Revenues	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenues, net	$4,242,866	100.00%	$804,333	100.00%	$3,438,533	427.50%
Cost of revenues	(3,592,391)	(84.67)%	(428,578)	(53.28)%	(3,163,813)	738.21%
Gross profit	650,475	15.33%	375,755	46.72%	274,720	73.11%
Selling expenses	(1,251,738)	(29.50)%	(1,392,569)	(173.13)%	140,831	(10.11)%
General and administrative expenses	(2,678,602)	(63.13)%	(3,337,421)	(414.93)%	658,819	(19.74)%
Total operating expenses	(3,930,340)	(92.63)%	(4,729,990)	(588.06)%	799,650	(16.91)%
Loss from operations	(3,279,865)	(77.30)%	(4,354,235)	(541.35)%	1,074,370	(24.67)%
Total other income (expense), net	50,386	1.19%	(5,096)	(0.63)%	55,482	(1,088.74)%
Loss before income tax provision	(3,229,479)	(76.12)%	(4,359,331)	(541.98)%	1,129,852	(25.92)%
Income tax provision	(43,807)	(1.03)%	(6,173)	(0.77)%	(37,634)	609.65%
Net loss from continuing operations	(3,273,286)	(77.15)%	(4,365,504)	(542.75)%	1,092,218	(25.02)%
Net loss from discontinued operations, net of tax	(646,656)	(15.24)%	(32,973)	(4.10)%	(613,683)	1,861.17%
Net loss	$(3,919,942)	(92.39)%	$(4,398,477)	(546.85)%	$478,535	(10.88)%

Revenues from continuing operations

Revenues for the years ended April 30, 2026 and 2025 were $4,242,866 and $804,333, respectively, an increase of $3,438,533 or 427.50%. The increase of revenues was primarily attributed to increased sale of recyclable e-waste materials by $3,000,000 and consulting services by $493,011, partially offset by decreased sale of food imports and distribution by $54,478.

Cost of revenues associated with continuing operations

The following table presents our costs of revenues by products and services provided as percentage of total cost of revenues for the periods presented.

	For the years ended April 30,
	2026		2025		Variance
	USD	Percent	USD	Percent	Amount	Percent
Sale of Food and Beverage	$551,482	96.69%	$332,941	53.28%	$218,541	65.64%
Consulting Services	128,288	19.08%	95,637	53.28%	32,651	34.14%
Sale of Recyclable E-waste Materials	2,912,621	97.09%	-	-%	2,912,621	100.00%
Total Cost of Revenues	$3,592,391	84.67%	$428,578	53.28%	$3,163,813	738.21%

Cost of revenues for the years ended April 30, 2026 and 2025 was $3,592,391 and $428,578, respectively, an increase of $3,163,813 or 738.21%. The increase in cost of revenues in the same period of 2026 was primarily attributed to increased cost from sale of recyclable e-waste materials by $2,912,621, or 100.00%, increased cost in sale of food and beverage by $218,541, or 65.64%, and increased cost in consulting service by $32,651, or 34.14%. Cost of revenues for sale of food and beverage as a percentage of total revenues was 13.00% and 41.39%, respectively, for the years ended April 30, 2026 and 2025. Cost of revenues for consulting services as a percentage of total revenues was 3.02% and 11.89%, respectively, for the years ended April 30, 2026 and 2025. Cost of revenues for sale of recyclable e-waste materials as a percentage of total revenues was 68.65% and nil, respectively, for the years ended April 30, 2026 and 2025.

Gross profit and gross margin associated with continuing operations

The following table presents our gross profit and gross margin by products and services provided as percentage of total revenues for the periods presented.

	For the years ended April 30,
	2026		2025
	Gross profit	Profit Margin to Total Revenues	Gross profit	Profit Margin to Total Revenues
Sale of Food and Beverage	$18,886	0.45%	$291,905	36.29%
Consulting Services	544,210	12.83%	83,850	10.42%
Sale of Recyclable E-waste Materials	87,379	2.06%	-	-%
Gross Profit and Gross Margin	$650,475	15.34%	$375,755	46.72%

The following table presents our gross margin by products and services provided as a percentage of its corresponding categories.

	For the years ended April 30,
	2026	2025
Sale of Food and Beverage	3.31%	46.72%
Consulting Services	80.92%	46.72%
Sale of Recyclable E-waste Materials	2.91%	-%

The gross profit for the years ended April 30, 2026 and 2025 was $650,475 and $375,755, respectively, an increase of $274,720 or 73.11%. The blended gross profit margin was 15.34% for the year ended April 30, 2026 compared with 46.72% for the same period in 2025. Gross profit for sale of food and beverage decreased by 93.53% for the year ended April 30, 2026. Gross profit for consulting services increased by 549.03% for the year ended April 30, 2026. Gross profit from the sale of recyclable materials increased by 100.0% for the year ended April 30, 2026, primarily driven by new business that commenced in January 2026.

Selling expenses associated with continuing operations

Our selling expenses were $1,251,738 for the year ended April 30, 2026, compared to $1,392,569 for the year ended April 30, 2025, representing a decrease of $140,831, or 10.11%. The decrease in the selling expenses was mainly due to (1) decreased payroll expenses of $100,000, or 100.00%, (2) decreased trade shows expenses of $30,479, or 100.00%, and (3) a slight decrease in advertising and marketing expenses of $10,500, or 0.83%. The decrease was no significant, as the Company maintained a constant level of spending on advertising, marketing, and consulting services to support business development, market expansion, supply chain management, and strategic financial planning. Selling expenses accounted for 29.50% and 173.13% of our total revenues for the years ended April 30, 2026 and 2025, respectively.

General and administrative expenses associated with continuing operations

Our general and administrative expenses were $2,678,602 for the year ended April 30, 2026, compared to $3,337,421 for the year ended April 30, 2025, reflecting a decrease of $658,821 or 19.74%. The decrease in general and administrative expenses was mainly due to decreased professional fee by $1,008,073 or 37.99% as compared to the same period of 2025, resulting from decreased consulting expenses for financial advisory services, decreased travel expense by $78,943 or 94.36%, decreased meal and entertainment expenses by 44,633 or 99.96%, decreased subcontract labor cost by $32,500 or 100.00%, and decreased payroll expenses by $104,470 or 59.91%, which was mainly from decreased gross pay of one of employees of FuAn. The decreased general administrative expenses were partly offset by increased legal expense related to disposal of subsidiary by $357,212 or 1,378.35%, increased rent expense by $78,988 or 105.77% resulting from new office lease of Marwynn, increased director compensation expense by $64,857 or 41.76%, and increased insurance expenses by $82,749, or 217.32%, which was mainly due to increased directors and officers insurance expenses. General and administrative expenses accounted for 63.13% and 414.93% of our total revenues for the years ended April 30, 2026 and 2025, respectively.

Other income (expenses), net

Other income were $50,386 for the year ended April 30, 2026, compared to other expenses of $5,096 for the year ended April 30, 2025. For the year ended April 30, 2026, other income mainly consisted of other income of $2,803, and interest income of $55,847, which was partly offset with other expenses of $7,307, and interest expense of $957. For the year ended April 30, 2025, other expenses mainly consisted of other expenses of $3,830 and interest expense of $1,290, which was partly offset with other income of $24.

Net loss from continuing operations

We had a net loss from continuing operations of $3,273,286 for the year ended April 30, 2026, compared to $4,365,504 for the year ended April 30, 2025, representing a decrease of $1,092,218, or 25.02%. The increase in our net loss from continuing operations was mainly due to decreased operating expenses and increased gross profit as described above.

Loss from discontinued operations

We had a net loss from discontinued operations of $646,656 for the period from May 1, 2025 to December 22, 2025, compared to a net loss from discontinued operations of $32,973 for the year ended April 30, 2025, representing an increase in net loss from discontinued operations of $613,683, or 1,861.17%.

Net loss

As a result of the above, we had a net loss of $3,919,942 for the year ended April 30, 2026, compared to a net loss of $4,398,477 for the year ended April 30, 2025, representing a decrease of net loss of $478,535 or 10.88%. The decrease was mainly resulting from decreased professional fee and increased gross profit.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. We have funded our working capital, operations and other capital requirements in the past primarily by equity financing, borrowing from related parties, cash flow from operations, and bank loans.

In assessing our liquidity, we monitor and analyze our cash on-hand, our ability to generate sufficient revenue sources, the collection of our accounts receivable, our ability to obtain additional financial support in the future, and our operating and capital expenditure commitments. As reflected in our consolidated financial statements, we had cash balance of $152,250 as of April 30, 2026. We also had accounts receivable, net balance of $764,562 as of April 30, 2026, among which $50,000 has been collected as of the date of this report.

Our working capital amounted to approximately $2.45 million as of April 30, 2026. Currently, we are working to improve our liquidity and capital sources primarily through cash flows from operation, debt financing, and financial support from our principal stockholder. In order to fully implement our business plan and sustain continued growth, we may also seek equity financing from outside investors.

However, as reflected in the accompanying consolidated financial statements, the Company had net loss from continuing operations of approximately $3.27 million for the year ended April 30, 2026 and net loss from discontinued operations of approximately $0.65 million for the period ended December 22, 2025 and cash outflow from operating activities from continuing operations of approximately $1.75 million for the year ended April 30, 2026 and cash inflow from operating activities from discontinued operations of approximately $0.20 million for the period ended December 22, 2025. The management plans to increase its revenue of FuAn by diversifying its markets from major mass market channels to ethnic supermarkets chains. The Company expects to increase sales through FuAn’s distribution channels in the near future. The Company’s decision of disposing Grand Forest is to maximize the efficiency and profitability of its existing business of supply chain consulting, and supply chain services of sourcing Asian foods, snacks, and non-alcoholic beverages, and distributing branded goods to mainstream markets, grocery stores and wholesale / warehouse clubs in the US.

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

The following table summarizes our cash flows for the years ended April 30,2026 and 2025, respectively.

	Years Ended April 30
	2026	2025
Net cash used in operating activities for continuing operations	$(1,745,973)	$(6,443,160)
Net cash provided by operating activities for discontinued operations	198,788	1,170,926
Net cash used in operating activities	(1,547,185)	(5,272,234)
Net cash used in investing activities for continuing operations	(580,000)	(13,080)
Net cash used in investing activities for discontinued operations	(207,224)	(56,772)
Net cash used in investing activities	(787,224)	(69,852)
Net cash provided by financing activities for continuing operations	1,607,213	6,264,359
Net cash used in financing activities for discontinued operations	(382,428)	(1,025,179)
Net cash provided by financing activities	1,224,785	5,239,180
Decrease in cash	(1,109,624)	(102,906)
Cash, beginning of the period	1,261,874	1,364,780
Cash, end of the period	$152,250	$1,261,874

Net cash used in operating activities

Net cash outflow from operating activities from continuing operations decreased by $4,697,187 for the year ended April 30, 2026 comparing with the year ended April 30, 2025, mainly resulting from (a) decreased net loss from continued operations of $478,535 with adding back of non-cash adjustments to net loss by 82,527, (b) decreased cash outflow on prepaid expenses and other current assets by $5,067,718, (c) decreased cash outflow on finance lease liabilities by $1,176,744, (d) decreased cash outflow on accrued expense and other current liabilities by $238,675, (e) decreased cash outflow on income tax payable by $138,001 and (f) decreased cash outflow on advance from customers by $50,385, which was partly offset by (a) increased cash outflow on advance to vendors by $599,800, (b) increased cash outflow on accounts receivable by $1,377,884, (c) decreased cash inflow on operating lease liabilities by $1,166,187, and (d) increased cash outflow on accounts payable by $5,210.

Net cash provided by operating activities from discontinued operations was $198,788 and $1,170,926 for the year ended April 30, 2026 and 2025.

Net cash used in investing activities

Net cash used in investing activities from continuing operations was $580,000 for the year ended April 30, 2026, compared to $13,080 for the same period in 2025. The net cash used in investing activities from continuing operations in 2026 mainly consisted of loans made to Bio Essence Pharmaceutical totaling $330,000, loans made to Valemi Inc. totaling $500,000 and other receivable on discontinued subsidiary of $300,000 , which was partly offset by receivable from disposal of subsidiary of $550,000. The net cash used in investing activities from continuing operations in 2025 mainly consisted of purchase of furniture and fixtures of $13,080.

Net cash used in investing activities from discontinued operations was $207,224 and $56,772 for the year ended April 30, 2026 and 2025.

Net cash used in financing activities

Net cash provided by financing activities from continuing operations was $1,607,213 for the year ended April 30, 2026, compared to net cash provided by financing activities from continuing operations of $6,264,359 for the year ended April 30, 2026. The net cash provided by financing activities from continuing operations in 2026 mainly consisted of repayment of loan from shareholder of $193,853 and proceeds from issuance of common stock of $1,413,360. The net cash provided by financing activities from continuing operations in 2025 mainly consisted of proceeds from issuance of common stock of $6,458,713 but offset with loan to shareholder of $194,354.

Net cash used in financing activities from discontinued operations was $382,428 and $1,025,179 for the year ended April 30, 2026 and 2025.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of April 30, 2026 and 2025.

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

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the historical carrying amount net of allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including historical losses, the age of the receivable balance, the customer’s historical payment patterns, its current credit-worthiness and financial condition, and current market conditions and economic trends. Accounts are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of April 30, 2026 and 2025, the allowance for credit losses related to continuing operations were $47,935 and nil, respectively. As of December 22, 2025 and April 30, 2025, the allowance for credit losses for discontinued operations were $557,201 and $557,201, respectively.

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

For food and beverage, the Company accrues estimated sales returns based on past experience and current trend of product sales. There was no allowance for sales returns for continuing operations as of April 30, 2026 and 2025. As of December 22, 2025 and April 30, 2025, the allowance for sales returns for discontinued operations were 205,988 and $205,988, respectively.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the fiscal year ended April 30, 2026. Accordingly, Management believes that the financial statement contained elsewhere in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Annual Report on Internal Controls over Financial Reporting

This Report does not include a report of Management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, during the period ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended April 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

MANAGEMENT

Executive Officers and Directors

The following table provides information regarding our executive officers, directors and director nominees as of the date of this report:

Name	Age	Position
Executive Officers
Yin Yan(2)(3)	50	Chairperson of the Board, Chief Executive Officer and President
Shengnan Xu(3)	38	Director, Chief Financial Officer and Secretary
Tuan Tran	52	Chief Operating Officer

Board of Directors (Non-Employee)
Eric Newlan(1)	64	Independent Director
Dandan Wang(1)(2)(3)	56	Independent Director
Dvisha Patel(1)(2)	33	Independent Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating Committee.

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

Shengnan Xu, Director, Chief Financial Officer and Secretary. Ms. Xu has over a decade of experience in financial management, corporate strategy, and cross-border trading. She has served as a director and Vice President of Finance at Harbin Langhesheng Trading Co., Ltd., a wholesale trading company, from 2022, where she has helped lead initiatives in supply chain optimization and international market expansion. Prior to that, from 2012 to 2022, she served as General Manager and Controller at Harbin Mingde Investment Co., Ltd., where she oversaw economic consulting and corporate advisory services, as well as financial operations and internal controls. Her leadership spanned operational finance, business planning, and strategic consulting for regional enterprises. Ms. Xu holds a bachelor’s degree in Arts and Finance from Heilongjiang International University. Her background in financial oversight and strategic execution supports her ability to contribute meaningfully to the Company’s board oversight and business planning.

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

Director Independence.    Our board of directors has determined that all members of our board of directors are independent directors, with the exception of Yin Yan and Shengnan Xu, including for purposes of the rules of the Nasdaq and relevant federal securities laws and regulations.

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

Our nominating and governance committee is comprised of Dandan Wang, Yin Yan and Shengnan Xu, with Yin Yan our chairperson, chief executive officer and president, serving as the chair of the committee. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

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

Item 11. Executive Compensation

Summary Compensation Table

The following table shows all of the compensation awarded to or earned by or paid to our named executive officers for fiscal years ended April 30, 2026 and 2025.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stocks Award ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Yin Yan*	2025	120,000	—	—	—	—	120,000
Chairperson, Chief Executive Officer and President	2026	120,000		—	—	—	120,000
Shengnan Xu	2025	—	—	—	—	—	—
Director, Chief Financial Officer and Secretary	2026	101,000	—	—	—	—	101,000
Zhifen Zhou**	2025	101,000	--	--	--	--	101,000
Former Director, Chief Financial Officer and Secretary	2026	—	--	--	--	--	—
Tuan Tran*	2025	100,000	—	—	—	—	100,000
Chief Operating Officer	2026	63,269.26	—	—	—	—	63,269.26

*	Paid by FuAn.
**	Paid by Grand Forest. Zhifen Zhou resigned as our director, chief financial officer and secretary on September 16, 2025.
***	Shengnan Xu was appointed as our director, chief financial officer and secretary on September 18, 2025.

Employment Agreements

We do not have any employment agreement or consulting agreement contracts with our executive officers. The annual salary for Yin Yan, our chairperson, chief executive officer, and president is $120,000 per year. and the annual salary for Tuan Tran, our chief operating officer, is $63,269.26 per year.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Outstanding Equity Awards as of April 30, 2026

There were no outstanding equity incentive plan awards held by any named executive officer as of April 30, 2026.

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

Non-Employee Director Compensation

Our policy with respect to the compensation payable to our non-employee directors provides that directors shall receive a fee of $10,000 per year during the term of their directorship paid in four (4) equal quarterly installments commencing in the first quarter starting March 11, 2025. In addition, directors are entitled to receive an initial stock award to purchase 31,000 shares of the Company’s common stock. The per share exercise price of each option granted to the director shall equal 100% of the fair market value (as defined by the Board) of a share of common stock on the date the option is granted. The initial award shall vest over three (3) years of which 1/3 of the options shall vest on the first anniversary of the grant date, and the remaining 2/3 of the options shall vest over two years on an annual basis, subject to the director continuing in service on the Board through each such vesting date. The term of each stock option granted to the director shall be ten (10) years from the date of grant. As of the date hereof, options have fully vested.

Directors may be reimbursed for travel, food, lodging and other expenses directly related to their service as directors. Directors will also be entitled to the protection provided by their indemnification agreements and the indemnification provisions in our Articles of Incorporation and Bylaws.

No compensation was paid to our non-employee directors for services as a director during the fiscal year ended April 30, 2026.

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

The percentage ownership information shown in the table is based upon 20,194,804 shares of common stock and 135,000 shares of Series A Super Voting Preferred Stock issued and outstanding as of July 29, 2026.

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

The address of each holder listed below, except as otherwise indicated, is c/o Marwynn Holdings, Inc., 2955 Main Street, Ste 100A, Irvine, CA 92614.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock		% of Common Stock	Number of Shares of Preferred Stock	% of Preferred Stock	% of Total Voting Power
Officers and Directors
Yin Yan (Chairperson, Chief Executive Officer, and President)	5,993,255		29.68%	135,000	100%	90.85%
Shengnan Xu (Director, Chief Financial Officer and Secretary)	—	(2)	—%	—	—	—%
Eric Newlan (Director)	20,667	(3)	0.10%	—	—	0.01%
Dandan Wang (Director)	20,667	(3)	0.10%	—	—	0.01%
Dvisha Patel (Director)	20,667	(3)	0.10%	—	—	0.01%
All directors and executive officers as a group (5 individuals)	6,055,256		29.98%	135,000	100%	90.85%

Five Percent Stockholders
Yin Yan (Chairperson, Chief Executive Officer, and President)	5,993,255		29.68%	135,000	100%	90.85%

*	Share data are presented on a retroactive basis to reflect the effects of the (i) 1.55-for-1 forward stock split of our Common Stock, and (ii) 4.5-for-1 forward stock split of our Series A Super-Voting Preferred Stock effected on September 9, 2024.
(1)	The address of each holder listed above, except as otherwise indicated, is c/o Marwynn Holdings, Inc., 2955 Main Street, Ste 100A, Irvine, CA 92614. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of Common Stock issuable upon the exercise of options or warrants which are currently exercisable or which become exercisable within 60 days following the date of the information in this table are deemed to be beneficially owned by, and outstanding with respect to, the holder of such option or warrant. Subject to community property laws where applicable, to our knowledge, each person listed is believed to have sole voting and investment power with respect to all shares of Common Stock owned by such person.
(2)	Ms. Xu was appointed as our Director, Chief Financial Officer and Secretary on September 18, 2025.
(3)	Represents two-thirds of shares underlying options that are issuable under an aggregate of 31,000 stock options granted pursuant to the Company’s 2024 Amended and Restated Equity Incentive Plan and a Non-Qualified Stock Option Agreement entered into with the independent directors. The options vest in equal annual installments beginning on July 24, 2024.

Equity Compensation Plan Information

The following table summarizes information about the Company’s equity compensation plans as of April 30, 2026. All outstanding awards relate to the Company’s common stock. Shares issued under all of the following plans may be from the Company’s treasury, newly issued or both.

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

Reorganization

On April 29, 2024, Yin Yan (our chairperson, chief executive officer and president, and spouse of Fulai Wang), Fubao Wang, Xiangjing Wu, Gang Wu, Dan Yu, and Qiang Zhang, as the stockholders of FuAn, entered into a share exchange agreement with Marwynn to transfer all of their ownership in FuAn for 7,399,080 shares of common stock of Marwynn (“FuAn Transaction”). On April 25, 2024, Hong Le Liang, Sen Zhong (spouse of Zhifen Zhou, our prior chief financial officer, secretary and director) and Fu Lai Wang (spouse of Yin Yan, our chairperson, chief executive officer and president), as the stockholders of Grand Forest, entered into a share exchange agreement with Marwynn to transfer all of their ownership in Grand Forest for 4,976,244 shares of common stock of Marwynn (“Grand Forest Transaction”). On April 25, 2024, Hong Le Liang and Jiechun Wu, as the stockholders of KZS, entered into a share exchange agreement with Marwynn to transfer all of their ownership in KZS for 2,132,676 shares of common stock of Marwynn (“KZS Transaction”). On April 30, 2024, the FuAn Transaction, Grand Forest Transaction and KZS Transaction closed, and Marwynn issued a total of 14,508,004 shares of its common stock to the stockholders of FuAn, Grand Forest and KZS. As a result of the share exchanges, all the stockholders of FuAn, Grand Forest and KZS became the stockholders of Marwynn and Marwynn became the parent of FuAn, Grand Forest and KZS (the “Reorganization”). After the Reorganization, Yin Yan, Hong Le Liang, Sen Zhong, and Fu Lai Wang each became beneficial owners of more than five percent of our common stock. As of this filing, Yin Yan remains the beneficial owner of more than five percent of our common stock (see table “Principal Stockholders — Five Percent Stockholders” above).

Other Related Party Transactions

Due from a related party

As of April 30, 2025, due from a related party was the advances payment that the Company paid to the Company’s CEO. On May 20, 2025, the Company received the full repayment from the CEO. As of April 30, 2026, there was no balance of due from related parties.

Due to related parties

Name of Related Party	Nature	Relationship	As of April 30, 2026	As of April 30, 2025	As of April 30, 2024	As of April 30, 2023
Sen Zhong	Other receivable	Spouse of Zhifen Zhou and stockholder of Marwynn	$—	$—	$—	$—
Yin Yan	Other payable	Chairperson, chief executive officer, president, stockholder of Marwynn, and spouse of Fulai Wang	—	—	500	—
Fulai Wan	Promissory Note	Spouse of Yin Yan and stockholder of Marwynn	—	40,000	250,000	550,000
Zhifen Zhou	Other payable	Prior director, chief financial officer, secretary, and spouse of Sen Zhong	—	—	273	18,847
Sen Zhong	Promissory Note	Spouse of Zhifen Zhou and stockholder of Marwynn	—	396,417	572,481	130,900
Hong Le Liang	Promissory Note	Chief executive officer of Grand Forest and stockholder of Marwynn	—	247,245	292,825	422,825
American Chef Kitchen LLC	Other payable	An entity controlled by Zhifen Zhou	—	—	—	200,000
H&S Construction	Promissory Note	An entity controlled by Hong Le Liang	—	—	103,463	64,344
JaoFong Inc.	Other payable	An entity controlled by Hong Le Liang	—	—	—	1,298,984
Total			$—	$683,662	$1,219,542	$2,685,900

As of April 30, 2025, the balance of due to related parties was comprised of advances from the Company’s related parties and was used for working capital during the Company’s normal course of business. Such advances were non-interest bearing and due on demand. As of April 30, 2026, there was no balance of due to related parties.

On March 15, 2025, the Company entered into a 12-month operating lease agreement for the Company’s office space located in Irvine, California with The Propitious Irvine LLC, an entity for which the Company's Chief Financial Officer, Shengnan Xu, is also the member of Propitious Irvine LLC. The lease commenced on March 15, 2025. Monthly lease payments are $5,458.  On March 14, 2026, the Company entered another 12-months lease for the same location commencing on March 15, 2026 with the monthly rental payment of $5,458.

Director Independence.    Our board of directors has determined that all members of our board of directors are independent directors, with the exception of Yin Yan and Shengnan Xu, including for purposes of the rules of the Nasdaq and relevant federal securities laws and regulations.

Item 14. Principal Accounting Fees and Services

For the fiscal year ended April 30, 2025, the Company’s independent public accounting firm was Golden Eagle CPAs LLC (“Golden Eagle”). For the year ended April 30, 2026, the Company’s independent public accounting firm was Enrome LLP (“Enrome”).

The aggregate fees billed by our independent registered public accounting firms for fiscal years ended April 30, 2026 and 2025 for the categories of services indicated are as follows:

	Fiscal Year Ended April 30,
	2026	2025
Audit Fees(1)	$180,000	$170,000
Audit-Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total Fees	$180,000	$170,000

(1)	Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, review of our quarterly financial statements, review of our Registration Statement on and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report.
(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All other fees consist of fees billed for all other services.

Audit Committee Pre-Approval Policies

Our audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm, the scope of services provided by our independent registered public accounting firm and the fees for the services to be performed. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.

Our independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by our independent registered public accounting firm in accordance with this preapproval, and the fees for the services performed to date.

All of the services relating to the fees described in the table above were approved by our audit committee.

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

(3)	Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in subparagraph (b) below.

(b)	Exhibits Schedule

The following exhibits are filed with this Report:

Exhibit No.	Description
2.1	Securities Purchase Agreement Entered into Between the Company and Reli Home Décor Inc., Dated October 27, 2025 (Incorporated herein by reference to Exhibit 2.1 to the Issuer’s current report on Form 8-K, filed with the SEC on October 28, 2025)
3.1	Amended and Restated Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
3.2	Amended and Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on February 18, 2025)
3.3	Second Amended and Restated Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Issuer’s current report on Form 8-K, filed with the SEC on December 23, 2025)
4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
4.2	Form of The Representative’s Warrant Agreement (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 14, 2025)
4(vi)	Description of Securities (Incorporated herein by reference to Exhibit 4(vi) to the Issuer’s annual report on Form 10-K, filed with the SEC on August 8, 2025)
10.1	Form of Independent Director Agreement (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
10.2†	Form of Indemnification Agreement (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
10.3	Form of Lock-Up Agreement (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
10.4†	2024 Amended and Restated Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
10.5	Form of Nonqualified Stock Option Agreement (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
10.6	Unsecured Promissory Note Between H&S Construction and Grand Forest Cabinetry, Inc in the Amount of $103,463 (Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement, as amended, on Form S-1 filed with the SEC on February 18, 2025)
10.7	Unsecured Promissory Note Between Fulai Wang and Grand Forest Cabinetry, Inc in the Amount of $250,000 (Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement, as amended, on Form S-1 filed with the SEC on February 18, 2025)
10.8	Unsecured Promissory Note Between Sen Zhong and Grand Forest Cabinetry, Inc in the Amount of $572,481 (Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
10.9	Unsecured Promissory Note Between Hong Le Liang and Grand Forest Cabinetry, Inc in the Amount of $292,825 (Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
10.10	Lease Agreement between Stevens Creek Plaza, LLC and KZS Kitchen Cabinet and Stone, Inc., dated June 25, 2019 and renewed on January 22, 2025 (Incorporated herein by reference to Exhibit 10.10 to the Issuer’s annual report on Form 10-K, filed with the SEC on August 8, 2025)

10.11	Lease Agreement between Dzyne Technologies LLC and FuAn Enterprise, Inc., dated January 19, 2024 (Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
10.12	Lease Agreement between Prologis Targeted U.S. Logistics Fund, L.P. and KZS Kitchen Cabinet and Stone, Inc., dated March 20, 2023 (Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
10.13	Form of Subscription Agreement dated April 24, 2024 (Incorporated herein by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
10.14	Form of Stock Purchase Agreement (Incorporated herein by reference to Exhibit 10.1 to the Issuer’s current report on Form 8-K, filed with the SEC on October 29, 2025)
14.1	Code of Business Conduct and Ethics (Incorporated herein by reference to Exhibit 14.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
19.1	Insider Trading Compliance Program and Insider Trading Policy (Incorporated herein by reference to Exhibit 19.1 to the Issuer’s annual report on Form 10-K, filed with the SEC on August 8, 2025)
21.1	List of Subsidiaries (Incorporated herein by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
23.1	Consent of Golden Eagle CPAs LLC, Independent Registered Public Accounting Firm
23.2	Consent of Enrome LLP, Independent Registered Public Accounting Firm
31.1	Section 302 Certification – Chief Executive Officer
31.2	Section 302 Certification – Chief Financial Officer
32.1*	Section 906 Certification – Chief Executive Officer
32.2*	Section 906 Certification – Chief Financial Officer
97.1	Clawback Policy (Incorporated herein by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Indicates management contract or compensatory plan.
*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act or the Exchange Act, irrespective of any general incorporation language in any filings.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARWYNN HOLDINGS, INC.

July 30, 2026	By:	/s/ Yin Yan
	Name:	Yin Yan
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this Report has been signed by the following persons in the capacities held on the dates indicated.

Name	Title	Date

/s/ Yin Yan	Chairman and Chief Executive Officer and	July 30, 2026
Yin Yan	Director (Principal Executive Officer)

/s/ Shengnan Xu	Chief Financial Officer and Director	July 30, 2026
Shengnan Xu	(Principal Financial and Accounting Officer)

/s/ Eric Newlan	Director	July 30, 2026
Eric Newlan

/s/ Dandan Wang	Director	July 30, 2026
Dandan Wang

/s/ Dvisha Patel	Director	July 30, 2026
Dvisha Patel

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2026 AND 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Marwynn Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marwynn Holdings, Inc. and its subsidiaries (the “Company”) as of April 30, 2026 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended April 30, 2026 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2026 and the results of its operations and its cash flows for the year ended April 30, 2026 in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss and operating cash outflow of $3,273,286 and $1,745,973 respectively from continuing operations for the year ended April 30, 2026. These factors, raise substantial doubt about its ability to continue as going concern. Management’s plan in regards to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Enrome LLP

We have served as the Company’s auditor since 2026

Singapore

July 30, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and Board of Directors of
Marwynn Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marwynn Holdings, Inc. (the “Company”) as of April 30, 2025, the related consolidated statements of operations, changes in stockholders ‘equity and cash flows for the year ended April 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the 2025 consolidated financial statements before the effects of the disposition of and related adjustments to reclassify certain amounts to discontinued operations classification, as described in Notes 3, present fairly, in all material respects, the financial position of the Company as of April 30, 2025, and the results of its operations and its cash flows for the year ended April 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, or apply any procedures to the discontinued operations classification of Grand Forest, as described in Note 3, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Enrome LLP.

Explanatory Paragraph – Going Concern

The accompanying financial statements for the year ended April 30, 2025 have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and significant cash outflows from operating and investing activities, and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Golden Eagle CPAs LLC

We have served as the Company’s auditor since 2024.

Bedminster, New Jersey

August 8, 2025

MARWYNN HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Amount in U.S. dollars, except for number of shares)

	April 30, 2026	April 30, 2025

ASSETS

Current Assets
Cash and cash equivalents	$152,250	$871,009
Accounts receivable, net	764,562	194,999
Due from related party	-	193,853
Note receivables	830,000	-
Prepaid expenses and other current assets	1,133,125	2,812,675
Total Current Assets	2,879,937	4,072,536

Non-Current Assets
Property and equipment, net	3,298	17,694
Intangible assets, net	127,083	177,083
Operating lease right-of-use assets, net	-	44,596
Deferred tax assets	-	2,227
Total Non-Current Assets	130,381	241,600

ASSETS FROM DISCONTINUED OPERATIONS	-	10,622,939

TOTAL ASSETS	$3,010,318	$14,937,075

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$-	$9,682
Accrued expenses and other current liabilities	210,425	6,080
Operating lease liabilities – current	-	45,677
Income tax payable	217,545	177,592
Total Current Liabilities	427,970	239,031

LIABILITIES FROM DISCONTINUED OPERATIONS	-	9,726,281

Total Liabilities	427,970	9,965,312

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001, 5,000,000 shares authorized; 135,000 shares Series A Super Voting Preferred Stock designated, issued and outstanding at April 30, 2026 and 2025	135	135
Common stock, par value $0.001, 45,000,000 shares authorized; 20,194,804 shares and 17,054,004 shares issued and outstanding at April 30, 2026 and 2025, respectively	20,195	17,054
Additional Paid-in Capital	10,459,020	8,931,634
Accumulated deficit	(7,897,002)	(3,977,060)
Total Stockholders’ Equity	2,582,348	4,971,763

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,010,318	$14,937,075

The accompanying notes are an integral part of these  consolidated financial statements.

MARWYNN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amount in U.S. dollars, except for number of shares)

	For the Years end ended April 30,
	2026	2025

Revenue, net	$4,242,866	$804,333
Cost of revenue	(3,592,391)	(428,578)
Gross profit	650,475	375,755

Operating expenses
Selling expenses	(1,251,738)	(1,392,569)
General & administrative expenses	(2,678,602)	(3,337,421)

Total operating expenses	(3,930,340)	(4,729,990)

Loss from operations	(3,279,865)	(4,354,235)

Other income (expenses)
Other expenses	(4,504)	(3,806)
Interest income (expense)	54,890	(1,290)
Total other income (expenses), net	50,386	(5,096)

Loss before income tax	(3,229,479)	(4,359,331)

Income tax provision	(43,807)	(6,173)

Net loss from continuing operations	(3,273,286)	(4,365,504)
Net loss from discontinued operations	(646,656)	(32,973)

Net loss	$(3,919,942)	$(4,398,477)

Net loss per common stock
Basic and diluted*	$(0.21)	$(0.29)
Weighted average number of common shares outstanding
Basic and Diluted**	18,645,916	15,284,826

*	Share and per share data are presented on a retroactive basis to reflect the effects of (i) 1.55-for-1 forward stock split of the common stock, and (ii) 4.5-for-1 forward stock split of the Series A Super-Voting Preferred Stock effected on September 9, 2024.
**	Earnings per share for basic and diluted weighted average shares outstanding are the same due to anti-dilutive effect resulting from the net loss for the year ended April 30, 2026 and 2025.

The accompanying notes are an integral part of these consolidated financial statements.

MARWYNN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED APRIL 30, 2026 AND 2025

(Amount in U.S. dollars, except for number of shares)

					Additional	Retained earnings	Total
	Preferred shares		Common shares		paid-in	(accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit)	equity
Balance as of April 30, 2024 *	135,000	$135	15,004,004	$15,004	$2,384,891	$421,417	$2,821,447

Net loss	-	-	-	-	-	(4,398,477)	(4,398,477)

Share-based compensation expense	-	-	-	-	90,080	-	90,080

Issuance of common stock	-	-	2,050,000	2,050	6,456,663		6,458,713

Balance as of April 30, 2025	135,000	135	17,054,004	17,054	8,931,634	(3,977,060)	4,971,763

Net loss	-	-	-	-	-	(3,919,942)	(3,919,942)

Stock-based compensation	-	-	-	-	117,167	-	117,167

Issuance of common stock	-	-	3,140,800	3,141	1,410,219	-	1,413,360

Balance as of April 30, 2026	135,000	135	20,194,804	20,195	10,459,020	(7,897,002)	2,582,348

*	Share and per share data are presented on a retroactive basis to reflect the effects of (i) 1.55-for-1 forward stock split of the common stock, and (ii) 4.5-for-1 forward stock split of the Series A Super-Voting Preferred Stock effected on September 9, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

MARWYNN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount in U.S. dollars, except for number of shares)

	For the Years ended April 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,919,942)	$(4,398,477)
Net loss from discontinued operations	(646,656)	(32,973)
Net loss from continuing operations	(3,273,286)	(4,365,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	47,935	-
Depreciation and amortization	64,397	53,677
Share-based compensation expense	117,167	90,080
Change in deferred tax assets	2,227	681
Operating lease expense	34,721	39,482
Changes in operating assets and liabilities:
Accounts receivable	(617,498)	760,386
Prepaid expenses and other current assets	2,279,348	(2,788,370)
Advance to vendors	(599,800)	-
Accounts payable	(9,681)	(4,471)
Income tax payable	39,954	(98,047)
Advance from customers	-	(50,385)
Accrued expenses and other current liabilities	204,345	(34,330)
Finance lease liabilities	-	(1,176,744)
Operating lease liabilities	(35,802)	1,130,385

Net cash used in operating activities from continuing operations	(1,745,973)	(6,443,160)
Net cash provided by operating activities from discontinued operations	198,788	1,170,926

Net Cash Used in Operating Activities	(1,547,185)	(5,272,234)

CASH FLOWS FROM INVESTING ACTIVITIES
Note receivables	(830,000)	-
Purchase of furniture & fixtures	-	(13,080)
Other receivable	(300,000)	-
Cash received from disposal of subsidiary	550,000	-

Net cash used in investing activities from continuing operations	(580,000)	(13,080)
Net cash used in investing activities from discontinued operations	(207,224)	(56,772)

Net Cash Used in Investing Activities	(787,224)	(69,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment from (loan to) shareholder	193,853	(194,354)
Proceeds from issuance of common stock	1,413,360	6,458,713

Net cash provided by financing activities from continuing operations	1,607,213	6,264,359
Net cash use in financing activities from discontinued operations	(382,428)	(1,025,179)

Net Cash Provided by Financing Activities	1,224,785	5,239,180

Net change in cash and cash equivalents	(1,109,624)	(102,906)

Cash and cash equivalents, beginning of the year	1,261,874	1,364,780

Cash and cash equivalents, end of the year	$152,250	$1,261,874

ANALYSIS OF BALANCES OF CASH AND CASH EQUIVALENTS:
Cash and equivalents	$152,250	$871,009
Cash and equivalents included in discontinued operations	$-	$390,865

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$19,963	$312,673
Cash paid for interest	$5,097	$32,219

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

The Company’s business was operated by the following entities: (1) FuAn Enterprise, Inc (“FuAn”), which was incorporated in the state of California on April 18, 2016. FuAn is a food and non-alcoholic beverage supply chain company that specializes in connecting businesses between different regions, particularly between Asia and the U.S. FuAn’s comprehensive supply chain services include the sourcing of Asian food, snacks, and non-alcoholic beverages, and distributing branded goods to mainstream markets, grocery stores and wholesale/warehouse clubs in the U.S. In addition, FuAn provides supply chain consulting, and market expansion support for businesses; (2) Grand Forest Cabinetry Inc (“Grand Forest”), which was incorporated in the state of California, on February 22, 2021. KZS Kitchen Cabinet & Stone Inc (“KZS”) was incorporated in the state of California, on October 11, 2018, and merged with and into Grand Forest on June 1, 2024. Following the merger, all of the home improvement business is now under Grand Forest as the surviving corporation. Grand Forest is an indoor home improvement supply chain provider that focuses on providing high-quality kitchen cabinets, flooring, and home improvement products sourced from international suppliers. The Company disposed of Grand Forest during fiscal year 2026 and it is presented as a discontinued operation in the accompanying consolidated financial statements. See “Discontinued Operations - Grand Forest” below; (3) EcoLoopX Corporation (“EcoLoopX”), which was incorporated in the state of California on November 25, 2025, mainly engaged in e-waste reverse supply chain business. Its activities primarily include sourcing recyclable e-waste materials from suppliers and facilitating transactions with customers, as well as logistics management, documentation facilitation, and vendor and partner engagement. The Company believes the expansion into the e-waste reverse supply chain business sector will better align with its long-term growth objectives and enhance its ability to capture emerging market opportunities; and (4) NexaCore Technologies, Inc. (“NexaCore”), which was incorporated in the state of Delaware on March 27, 2026, mainly engaged in providing AI computing infrastructure, high-performance computing (“HPC”), and cloud infrastructure services. The Company is currently in the development stage and has not generated any revenue as of the balance sheet date.

Discontinued Operations - Grand Forest

During the second quarter of fiscal year 2026, following approval by the Board of Directors of the Company, the Company committed to a plan to dispose of Grand Forest Cabinetry Inc.

On October 27, 2025, Marwynn entered into a Securities Purchase Agreement with Reli Home Décor Inc., a California corporation (the “Buyer”), solely for the purposes of selling all of the shares it owns in its wholly owned subsidiary Grand Forest. Pursuant to the Purchase Agreement, the Company has agreed to sell all 70,000 shares of common stock of Grand Forest that it owns to the Buyer for an aggregate cash purchase price of $550,000. The Closing is subject to certain customary conditions, including: (i) approval of the transaction by the Company’s board and stockholders, (ii) receipt of any required approval from Nasdaq, (iii) the absence of any court order or governmental action prohibiting the transaction, and (iv) no applicable law in effect that would make consummation of the transaction illegal. On December 22, 2025, the Company completed the sale of all of its equity interests of Grand Forest. Following the sale of Grand Forest, the Company is no longer indoor home improvement supply chain provider. Grand Forest Cabinetry Inc. has been classified as a discontinued operation as of April 30, 2025, and for the years ended April 30, 2026 and 2025, it was presented separately as discontinued operations in the consolidated financial statements.

As of April 30, 2026, the consolidated financial statements of the Company of continuing operation include the following entities:

	Place and date of	% of ownership
Name of entities	incorporation	Direct	Indirect	Principal activities
Marwynn Holdings, Inc.	February 27, 2024, state of Nevada	Parent		Investment Holding
FuAn Enterprise, Inc.	April 18, 2016, State of California	100%		Food and beverage supply chain and brand management services
EcoLoopX Corporation	November 25, 2025, State of California	100%		E-waste reverse supply chain
NexaCore Technologies, Inc.	March 27, 2026, State of Delaware	100%		AI computing infrastructure, high-performance computing (“HPC”), and cloud infrastructure services

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

Liquidity and Going Concern

As reflected in the accompanying consolidated financial statements, the Company incurred net loss of $3,273,286 from continuing operations for the year ended April 30, 2026 and had cash outflow from operating activities of $1,745,973 from continuing operations for the year ended April 30, 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the consolidated financial statements. The management plans to increase its revenue of FuAn by diversifying its markets from major mass market channels to ethnic supermarkets chains. In addition, FuAn has already finished the setup process to become a vendor to some major food distributors. The Company completed the disposal of Grand Forest Cabinetry Inc. during fiscal year 2026, allowing management to focus on its core supply chain consulting and food distribution business. The Company started the e-waste reverse supply chain business through its new subsidiary EcoLoopX during the six months ended April 30, 2026, to better align with its long-term growth objectives and enhance its ability to capture emerging market opportunities. In addition, the Company recently incorporated NexaCore on March 27, 2026, focusing on providing AI computing infrastructure, high-performance computing (“HPC”), and cloud infrastructure services.

The Company had $152,250 cash on hand and working capital of approximately $2.45 million as of April 30, 2026. The Company has historically funded its working capital needs primarily from operations and shareholder loans. The working capital requirements are affected by the efficiency of operations and depend on the Company’s ability to increase its revenue. However, the Company may need additional cash resources in the future if the Company experiences changed business conditions or other developments and may also need additional cash resources in the future if the Company wishes to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. If it is determined that the cash requirements exceed the Company’s amounts of cash on hand, the Company may seek to issue debt or equity securities or obtain a credit facility from banks or others.

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

Cash and cash equivalents

Cash include cash on hand and demand deposits that are highly liquid in nature and have original maturities when purchased of three months or less. The Company’s cash is maintained at financial institutions in the United States of America. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation (“FDIC”)’s federally insured limits. The standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category. The bank deposits exceeding the standard insurance amount will not be covered. As of April 30, 2026 and 2025, cash balances of continuing operations held in the banks, exceeding the standard insurance amount, are nil and $621,009, respectively. The Company has not experienced any losses in accounts held in these financial institutions and believes it is not exposed to any risks on its cash held in these financial institutions.

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

Accounts receivable represents the amounts that the Company has an unconditional right to consideration, which are stated at the historical carrying amount net of allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including historical losses, the age of the receivable balance, the customer’s historical payment patterns, its current credit-worthiness and financial condition, and current market conditions and economic trends. Accounts are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company had $47,935 and nil allowance for credit losses related to continuing operations as of April 30, 2026 and 2025, respectively.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation and impairment losses, if any. Expenditures for maintenance and repairs are expensed as incurred, while additions, renewals and improvements that extend the useful lives of property and equipment are capitalized. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts, and any resulting gain or loss is reflected in the consolidated statement of operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives by asset classification are generally as follows:

Estimated Useful Life
Furniture and fixtures	3 – 7 years
Office equipment	3 – 5 years

Intangible Assets, Net

Intangible assets consist primarily of software acquired for internal use. Acquired intangible assets are initially recorded at their acquisition-date fair value. Intangible assets are amortized on a straight-line basis over their estimated useful lives and are reported at cost less accumulated amortization.

The estimated useful lives by asset classification are generally as follows:

Estimated Useful Life
Software	5 years

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

The Company evaluates events and changes in circumstances that could indicate the carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of those assets, the Company records an impairment charge in the period in which such a determination is made. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on the above analysis, no impairment loss was recognized related to these long-lived assets as of April 30, 2026 and 2025.

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

Sales Returns and Allowances

For food and beverage, the Company accrues estimated sales returns based on past experience and the current trend of product sales. There was no allowance for sales returns for continuing operations as of April 30, 2026 and 2025.

Disaggregation of Revenue

The following table provides information about disaggregated revenue from continuing operations by product or service type:

	For the years ended April 30
	2026	2025

Revenue from food and beverage sales	$570,368	$624,846
Revenue from consulting services	672,498	179,487
Revenue from recyclable e-waste materials sales	3,000,000	-
Total revenues	$4,242,866	$804,333

Cost of Revenues

Cost of revenues consists of merchandise purchase costs, labor and other costs, duty and freight-in costs, packaging costs, processing and sorting costs, and labor costs associated with providing consulting services to customers.

Shipping and Handling Costs

Shipping and handling costs include costs incurred for delivery of the products to customers, and are included in selling expenses. Shipping and handling costs from continuing operations were $1,737 and $1,590 for the years ended April 30, 2026 and 2025, respectively.

Operating Expenses

Operating expenses primarily consist of selling expenses and general and administrative (“G&A”) expenses. Selling expenses mainly consist of advertising and marketing expenses, sales commission and shipping expenses. G&A expenses mainly consist of payroll expense, office and auto leasing, contracted labor, food testing, consulting, deprecation and insurance expenses. All costs associated with selling and general and administrative function are expensed as incurred.

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

The following tables present summary information by segment for the years ended April 30, 2026 and 2025, respectively:

	For the year ended April 30, 2026
	Sale of food and beverage	Consulting services	Sale of e-waste materials	Total
Sales	$570,368	$672,498	$3,000,000	$4,242,866
Cost of sales	551,482	128,288	2,912,621	3,592,391
Operating expenses	528,355	622,963	2,779,022	3,930,340
Loss from operations	(509,469)	(78,753)	(2,691,643)	(3,279,865)
Other income (expense), net	23,123	27,263	-	50,386
Income tax provision	(9,686)	(11,421)	(22,700)	(43,807)
Net loss	$(496,032)	$(62,911)	$(2,714,343)	$(3,273,286)

Capital expenditure	$-	$-	$-	$-
Total reportable assets	404,677	477,138	2,128,503	3,010,318

	For the year ended April 30, 2025
	Sale of food and beverage	Consulting services	Total
Sales	$624,846	$179,487	$804,333
Cost of sales	332,941	95,637	428,578
Operating expense	3,674,492	1,055,498	4,729,990
Loss from operations	(3,382,587)	(971,648)	(4,354,235)
Other expense, net	(3,959)	(1,137)	(5,096)
Income tax provision	(4,795)	(1,378)	(6,173)
Net loss	$(3,391,341)	$(974,163)	$(4,365,504)

Capital expenditure	$-	$-	$-
Total reportable assets	$3,351,436	$962,700	$4,314,136

As of April 30, 2026 and 2025, all of the Company’s assets are located in the United States.

For the year ended April 30, 2026, the Company generate revenue from the U.S. was $3,627,487, and from Hong Kong and China was $615,379, respectively.

For the year ended April 30, 2025, the Company generate revenue from the U.S. was $638,293, and from Hong Kong and China was $166,040, respectively.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash, accounts receivable, inventories, prepaid expenses and other current assets, short-term loan payable, accounts payable, accrued expenses and other current liabilities and deferred revenue approximate the fair value of the respective assets and liabilities as of April 30, 2026 and 2025 based upon the short-term nature of the assets and liabilities.

The Company believes that the carrying amount of long-term loan approximates its fair value at April 30, 2026 and 2025 based on the terms of the borrowings and current market rates as the rates of the borrowings are reflective of the current market rates.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU assets are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The right-of-use (“ROU”) asset is initially measured as the amount of lease liability, adjusted for any initial lease costs, prepaid lease payments, and reduced by any lease incentives. There was no impairment of the Company’s ROU assets as of April 30, 2026 and 2025.

Statement of Cash Flows

In accordance with ASC 230, “Statement of Cash Flows,” cash flows from the Company’s operations are formulated based upon the local currencies using the average exchange rate in the period. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

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

Earnings (loss) per Common Stock

Basic earnings (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares pertaining to warrants, stock options, and similar instruments had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding unvested restricted stock, options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). Potential common stock that has an anti-dilutive effect (i.e., those that increase income per common stock or decrease loss per common stock) are excluded from the calculation of diluted loss per share. For the years ended April 30, 2026 and 2025, the Company had 2,025 and 44,428 dilutive share with anti-dilutive effect.

The following table sets forth the computation of basic and diluted net loss per share for the years ended April 30, 2026 and 2025:

	For the years ended April 30,
	2026	2025
Net loss attributable to the Company from continuing operations	$(3,273,286)	$(4,365,504)
Net loss attributable to the Company from discontinued operations	(646,656)	(32,973)
Weighted average common stock outstanding - basic	18,645,916	15,284,826
Weighted average common stock outstanding - diluted*	18,645,916	15,284,826
Net loss per share of common stock from continuing operations - basic	$(0.18)	$(0.29)
Net loss per share of common stock from discontinued operations - basic	$(0.03)	$(0.00)
Net loss per share of common stock from continuing operations - diluted	$(0.18)	$(0.29)
Net loss per share of common stock from discontinued operations - diluted	$(0.03)	$(0.00)

*	Loss per share for basic and diluted weighted average shares outstanding are the same due to anti-dilutive effect resulting from the net loss for the years ended April 30, 2026 and 2025.

Commitments and Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of April 30, 2026 and 2025, the Company has no such contingencies.

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

For the year ended April 30, 2026, two customers accounted for 71% and 12% of the Company’s total revenues from continuing operations, respectively. For the year ended April 30, 2025, two customers accounted for 72% and 13% of the Company’s total revenues from continuing operations, respectively.

As of April, 30, 2026, four customers accounted for 62%, 11%, 11% and 11% of the Company’s total outstanding accounts receivable balance from continuing operations, respectively. As of April 30, 2025, three customers accounted for 34%, 33% and 33% of the Company’s total outstanding accounts receivable balance from continuing operations, respectively.

For the year ended April 30, 2026, one vendor accounted for 84% of the Company’s total purchases from continuing operations. For the year ended April 30, 2025, the Company had two vendors accounted for 89% and 11% of the Company’s total purchase from continuing operations, respectively.

As of April 30, 2026, no vendor accounted for more than 10% of the Company’s total outstanding accounts payable balance from continuing operations. As of April 30, 2025, one vendor accounted for 65% of the Company’s total outstanding accounts payable balance from continuing operations.

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

NOTE 3 — DISCONTINUED OPERATIONS

On October 27, 2025, Marwynn entered into a Securities Purchase Agreement with Reli Home Décor Inc., solely for the purposes of selling all of the shares it owns in its wholly owned subsidiary Grand Forest. Pursuant to the Purchase Agreement, the Company has agreed to sell all 70,000 shares of common stock of Grand Forest that it owns to the Buyer for an aggregate cash purchase price of $550,000. The transaction was closed on December 22, 2025. The Company recorded $226,381 gain on disposal of the subsidiary, which was different between the selling price of $550,000 and the carrying value of the net assets of $323,619 of the disposal entity. As of April 30, 2026, the Company received total payment of $550,000.

The Consolidated Balance Sheet and Consolidated Statements of Operations, and the notes to the Consolidated Financial Statements, were retroactively reclassified for all periods presented to reflect the discontinuation of Grand Forest in accordance with FASB ASC 205.

The following table summarizes the carrying value of the assets and liabilities of the disposed group as of December 22, 2025 and April 30, 2025.

	As of December 22, 2025 (unaudited)	As of April 30, 2025 (unaudited)
ASSETS
Cash and Cash Equivalents	$195,324	$390,865
Account receivables, net	858,242	873,431
Inventories, net	5,332,898	4,784,269
Prepaid expenses and other current assets	295,338	263,887
Total current assets	6,681,802	6,312,452

Deferred tax assets, net	249,769	249,769
Property and equipment, net	164,379	252,809
Operating lease right-of-use assets, net	2,841,442	3,753,656
Finance lease right-of-use assets, net	41,768	54,253
Total non-current assets	3,297,358	4,310,487

TOTAL ASSETS	$9,979,160	$10,622,939

LIABILITIES
Short-term loan payable	$100,000	$100,000
Account Payable	5,213,167	3,875,088
Accrued expenses and other current liabilities	679,840	883,369
Operating lease liabilities – current	997,311	922,247
Financing lease liability – current	10,465	12,249
Income tax payable	74,751	50,019
Auto loan payable - current	9,581	12,547
Due to related parties	4,698	683,662
Total current liabilities	7,089,813	6,539,181

Operating lease liabilities – non-current	2,500,340	3,107,642
Finance lease liabilities – non-current	32,368	45,940
Auto loan payable – non-current	33,020	33,518
Total non-current liabilities	2,565,728	3,187,100

TOTAL LIABILITIES	$9,655,541	$9,726,281

The following table presents the components of discontinued operations reported in the consolidated statements of operations for the periods from May 1, 2025 to December 22, 2025 and for the year ended April 30, 2025 (unaudited):

	For the period from May 1, 2025 to December 22, 2025	For the year ended April 30, 2025
Revenue, net	$6,702,808	$10,301,027

Cost of revenue	(4,437,066)	(5,973,905)

Gross profit	2,265,742	4,327,122

Operating expenses:
Selling expenses	(544,246)	(465,598)
General & administrative expenses	(2,156,748)	(3,872,822)
Total operating expenses	(2,700,994)	(4,338,420)

Loss from operations	(435,252)	(11,298)

Other income (expenses):
Other income (expenses)	(1,770)	1,128
Impairment loss	(413,512)	-
Gain on disposal	226,381	-
Interest expense	(4,140)	(31,906)
Total other expenses, net	(193,040)	(30,778)

Loss before income tax expense	(628,293)	(42,076)

Income tax provision	(18,363)	9,103

Net loss from discontinued operations, net of tax	$(646,656)	$(32,973)

NOTE 4 — ACCOUNTS RECEIVABLE, NET

As of April 30, 2026 and 2025, accounts receivable, net consisted of the following:

	As of April 30, 2026	As of April 30, 2025
Accounts receivable, gross	$812,497	$194,999
Less: allowance for credit losses	47,935	-
Total accounts receivable, net	$764,562	$194,999

During the year ended April 30, 206 and 2025, the movement for the allowance for credit losses were as following:

	2026	2025
Allowance for credit losses, beginning of the year	$-	$-
Add: credit losses during the year	47,935	-
Allowance for credit losses, end of the year	$47,935	$-

Accounts receivable by aging bucket as of April 30, 2026 and 2025, consisted of the following:

Accounts receivable by aging bucket	Balance as of April 30, 2026	Balance as of April 30, 2025
Less than six months	$681,248	$131,249
Seven to nine months	41,250	43,750
Ten to twelve months	89,999	20,000
Total gross accounts receivable	812,497	194,999
Allowance for doubtful accounts	(47,935)	-
Total accounts receivable, net	$764,562	$194,999

As of the date of this report, subsequent collection of the outstanding accounts receivable from continuing operations as of April 30, 2026 was $50,000, and subsequent collection of the outstanding accounts receivable from continuing operations as of April 30, 2025 was $105,000.

NOTE 5 — NOTE RECEIVABLES

On May 10, 2025, the Company’s subsidiary FuAn entered into a short-term note receivable agreement with a third-party company Bio Essence Pharmaceutical Inc. (“BEP”) to lend $500,000 to Bio Essence at a fixed annual interest rate of 10% with maturity date on December 10, 2025. As of April 30, 2026, the Company had received $170,000 repayments from BEP. As of the reporting date, the Company and BEP have extended the maturity date of the loan to December 31, 2026.

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

As of April 30,2026, the outstanding balance of note receivables was $830,000 and accrued interest receivable was $39,180. Interest income of $55,847 was recognized during the year ended April 30, 2026.

NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets, consisted of the following:

	April 30, 2026	April 30, 2025
Advance to vendors(i)	$599,800	$185,218
Security deposits(ii)	3,000	12,072
Prepaid service fee(iii)	476,000	2,615,385
Accrued interest receivable(iv)	39,180	—
Others	15,145	—
Total	$1,133,125	$2,812,675

(i)	Advance to vendors represents cash paid to various vendors for inventory purchase. Advances to vendors are reviewed periodically to determine whether their carrying value has become impaired. The Company considers the assets to be impaired if the realization of the advance becomes doubtful. The Company uses the aging method to estimate the allowance for credit loss for unrealizable balances. In addition, at each reporting date, the Company generally determines the adequacy of allowance for credit loss by evaluating all available information, and then records specific allowances for those advances based on the specific facts and circumstances. As of April 30, 2026 and 2025, there was no credit loss recorded as management believed that all of the advance to vendor balances were fully realizable.

(ii)	Security deposits represent rental security payment to the landlords for its warehouse and office facilities. Subsequent to April 30, 2026, the security deposits were applied toward the final month’s rent.

(iii)	Prepaid service fee represents various service agreements that the Company entered during fiscal year ended April 2025 for supply chain management service, logistics management service, market expanding and financial consulting services. The balances as of April 30, 2026, represented the unamortized remaining balance based on the agreements.

(iv)	Accrued interest receivable represents interest earned but not yet received on the Company’s $830,000 promissory notes with Valemi Inc and BEP.

NOTE 7 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	April 30, 2026	April 30, 2025
Furniture and fixture	$23,127	$23,127
Less: accumulated depreciation	(19,829)	(5,433)
Property and equipment, net	$3,298	$17,694

Depreciation expenses from continuing operations were $14,397 and $3,677 for the years ended April 30, 2026 and 2025, respectively.

NOTE 8 — INTANGIBLE ASSETS, NET

Intangible asset, net consisted of the following:

	April 30, 2026	April 30, 2025
Software	$250,000	$250,000
Less: accumulated amortization	(122,917)	(72,917)
Intangible assets, net	$127,083	$177,083

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

Amortization expenses for the years ended April 30, 2026 and 2025 were $50,000 and $50,000, respectively.

As of April 30, 2026, the estimated future amortization expenses of the intangible assets were as follow:

12 months ending April 30,	Amortization expenses
2027	$50,000
2028	50,000
2029	27,083
Total	$127,083

NOTE 9 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	April 30, 2026	April 30, 2025
Payroll and payroll tax payable	$1,899	$2,008
Sales tax payable	-	372
Credit card payable	11,787	3,700
Professional fee payable	196,739	-
Total	$210,425	$6,080

As of April 30, 2026, professional fees payable primarily consisted of outstanding legal fees related to SEC filing compliance services provided by the Company’s SEC counsel, as well as fees for legal services associated with acquisitions and discontinued operations, audit fees for potential acquisitions, and Nasdaq listing fees.

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

Total lease expenses from continuing operations amounted to $47,132 and $47,132 for the years ended April 30, 2026 and 2025, respectively. Total lease expenses from discontinued operations amounted to $1.17 million and $1.17 million for the years ended April 30, 2026 and 2025, respectively. The Company’s ROU assets and lease liabilities are recognized using an effective interest rate of 10.50%, which was determined using the Company’s incremental borrowing rate.

As of April 30, 2026 and 2025, the average remaining term of the lease is 0 years and 1.0 years, respectively.

The Company’s operating ROU assets and lease liabilities were as follows:

	April 30, 2026	April 30, 2025
Operating ROU:
Operating lease right-of-use assets	$94,441	$94,441
Less: accumulated amortization of ROU assets	(94,441)	(49,845)
ROU assets, net	$-	$44,596

Operating lease liabilities:
Operating lease liabilities, current	$-	$45,677
Operating lease liabilities, non-current	-	-
Total lease liabilities	$-	$45,677

On March 15, 2025, MarWynn entered a 12-months lease for its office use in the City of Irvine, California, commencing on March 15, 2025. The monthly rental payment is $5,458. On March 14, 2026, MarWynn entered another 12-months lease for the same location commencing on March 15, 2026 with the monthly rental payment of $5,458 (see Note 12 – Related Party Lease).

NOTE 11 — INCOME TAXES

Marwynn is a Nevada holding company subject to 21% corporate federal income tax rate. There is no state income tax rate because no state income tax is levied in Nevada. Marwynn is a holding company and does not have active operations as of April 30, 2026.

FuAn and EcoLoopX were incorporated in the State of California, and are subject to 21% corporate federal income tax rate and 8.84% California state income tax rate. NexaCore was incorporated in the State of Delaware and did not have any operation yet. Marwynn, FuAn, EcoLoopX and NexaCore file separate corporate income tax returns.

For the years ended April 30, 2026, and 2025, the provision for income taxes consisted of the following:

	Year ended April 30, 2026	Year ended April 30, 2025
Current:
Federal income tax expense	$29,793	$3,210
State income tax expense	14,014	2,963
Deferred:
Federal income tax expense	—	—
State income tax expense	—	—
Total income tax expense	$43,807	$6,173

The following table reconciles the Company’s effective income tax rate for the years ended April 30, 2026 and 2025:

	Year ended April 30, 2026	Year ended April 30, 2025
Federal statutory rate	21.0%	21.0%
State statutory rate, net of effect of state income tax deductible to federal income tax	6.98%	6.98%
Permanent difference – penalties, interest, and others	(0.27)%	(0.28)%
Valuation allowance	(29.07)%	(27.84)%
Effective tax rate	(1.36)%	(0.14)%

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are comprised of the following:

	April 30, 2026	April 30, 2025
Deferred tax assets:
Operating lease liabilities, net of ROU	$-	$303
Depreciation	3,348	-
Bad debt expense	10,066	-
NOL	2,141,283	122,022
Valuation allowance	(2,154,697)	(120,098)
Deferred tax assets, net	$—	$2,227

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of April 30, 2026 and 2025, the Company had $18,581 and $12,131 accrued interest and penalties related to understated income tax payments, respectively. For the years ended April 30, 2026 and 2025, the Company recorded $6,450 and $6,173 of interest and penalties related to understated income tax payments, respectively.

NOTE 12 — RELATED PARTY TRANSACTIONS

The Company’s related party transactions from continuing operations consisted of the following:

Due from a related party

Name of Related Party	Nature	Relationship	April 30, 2026	April 30, 2025
Yin Yan	Other receivable	Chief Executive Officer (“CEO”) and owned 81% of equity interest of FuAn (before reorganization) and owns 40% of common shares and 100% of preferred shares of Marwynn	$—	193,853
Total			$—	$193,853

As of April 30, 2025, due from a related party was the advances payment that the Company paid to the related party. On May 20, 2025, the Company received the full repayment from this related party. As of April 30, 2026, there was no balance of due from a related party for continuing operations.

Related party lease

On March 15, 2025, the Company entered into a 12-month operating lease agreement for the Company’s office space located in Irvine, California with The Propitious Irvine LLC, an entity for which the Company’s Chief Financial Officer, Shengnan Xu, is also the member of Propitious Irvine LLC. The lease commenced on March 15, 2025. Monthly lease payments are $5,458.  On March 14, 2026, the Company entered another 12-months lease for the same location commencing on March 15, 2026 with the monthly rental payment of $5,458.

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

Following is a summary of the activities of warrants for the period ended April 30, 2026:

	Number of Warrants	Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding as of April 30, 2025	100,000	$4.80	4.95
Exercisable as of April 30, 2025	—	$—	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of April 30, 2026	100,000	$4.80	3.95
Exercisable as of April 30, 2026	100,000	$4.80	3.95

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

As of April 30, 2026 and 2025, total number of shares of common stock issued and outstanding was 20,194,804 shares and 17,054,004, respectively, at par value of $0.001 per share; total number of shares of preferred stock issued and outstanding was 135,000 shares. The number of authorized and outstanding common stock were retrospectively applied as if the transaction occurred at the beginning of the period presented.

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

The grant-date fair value of the stock options awarded to directors was $351,500, total compensation expense related to these options will be recognized on a straight-line basis over the three-year vesting period. For the years ended April 30, 2026 and 2025, the Company recognized $117,167 and $90,080 share-based compensation expense for the options to the three directors. As of April 30, 2026 and 2025, unrecognized compensation expense related to these options was $144,253 and $261,420, respectively.

Following is a summary of the activities of stock options for the year ended April 30, 2026:

	Number of Stock Options	Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding as of April 30, 2025	93,000	$1.61	9.23
Exercisable as of April 30, 2025	31,000	$1.61	9.23
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of April 30, 2026	93,000	$1.61	8.23
Exercisable as of April 30, 2026	31,000	$1.61	8.23

NOTE 14 — SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the consolidated financial statements were issued and determined the Company did not have any material subsequent event that needs to be disclosed.