Form 10-Q
period 2026-07-31
Marwynn Holdings, Inc.
filed 2026-09-14
CIK 2030522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

or

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

There were 20,194,804 shares of common stock, $0.001 par value, of the registrant issued and outstanding as of September 10, 2026.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report (this “Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Certain statements contained in this Report, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature constitute “forward-looking statements” within the meaning of the federal securities laws. We intend the forward-looking statements to be covered by the applicable safe harbor under the federal securities laws. In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” or the negative of these terms or other similar expressions, as well as statements in future tense. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on the information we have when the statements are made or management’s good faith belief as of that time with respect to future events and are subject to significant risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those set forth under “Risk Factors” and elsewhere in this Report. The factors set forth under “Risk Factors” and other cautionary statements made in this Report should be read and understood as being applicable to all related forward-looking statements wherever they appear in this Report. The forward-looking statements contained in this Report represent our judgment as of the date of this Report. We caution readers not to place undue reliance on such statements. We operate in an evolving environment where new risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained above and throughout this Report.

Unless the context otherwise requires, the terms “the Company,” “our Company,” “we,” “us,” and “our” refer to Marwynn Holdings, Inc., a Nevada corporation, and its consolidated subsidiaries.

i

MARWYNN HOLDINGS, INC.

FORM 10-Q

For the Quarterly Period Ended July 31, 2026

ii

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

MARWYNN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amount in U.S. dollars, except for number of shares)

	July 31, 2026 (Unaudited)	April 30, 2026

ASSETS

Current Assets
Cash and cash equivalents	$3,541	$152,250
Accounts receivable, net	1,310,880	764,562
Note receivables	800,000	830,000
Prepaid expenses and other current assets	874,705	1,133,125
Total Current Assets	2,989,126	2,879,937

Non-Current Assets
Property and equipment, net	3,957	3,298
Intangible assets, net	114,583	127,083
Total Non-Current Assets	118,540	130,381

TOTAL ASSETS	$3,107,666	$3,010,318

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$42,176	$-
Accrued expenses and other current liabilities	155,439	210,425
Loan payable	150,000	-
Income tax payable	257,338	217,545
Total Current Liabilities	604,953	427,970

Total Liabilities	604,953	427,970

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001, 5,000,000 shares authorized; 135,000 shares Series A Super Voting Preferred Stock designated, issued and outstanding at July 31, 2026 and April 30, 2026	135	135
Common stock, par value $0.001, 45,000,000 shares authorized; 20,194,804 shares issued and outstanding at July 31, 2026 and April 30, 2026	20,195	20,195
Additional Paid-in Capital	10,488,312	10,459,020
Accumulated deficit	(8,005,929)	(7,897,002)
Total Stockholders’ Equity	2,502,713	2,582,348

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,107,666	$3,010,318

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARWYNN HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amount in U.S. dollars, except for number of shares)

	For the Three Months ended July 31,
	2026	2025

Revenue, net	$1,090,445	$41,250
Cost of revenue	(855,285)	(52)
Gross profit	235,160	41,198

Operating expenses
Selling expenses	-	(1,276,368)
General & administrative expenses	(319,309)	(1,398,075)

Total operating expenses	(319,309)	(2,674,443)

Loss from operations	(84,149)	(2,633,245)

Other income (expenses)
Other expenses	(4,012)	(3,807)
Interest income (expense)	21,864	(53)
Total other income (expenses), net	17,852	(3,860)

Loss before income tax	(66,297)	(2,637,105)

Income tax provision	(42,630)	(1,508)

Net loss from continuing operations	(108,927)	(2,638,613)
Net loss from discontinued operations	-	(81,140)

Net loss	$(108,927)	$(2,719,753)

Net loss per common stock
Basic and diluted*	$(0.005)	$(0.16)
Weighted average number of common shares outstanding
Basic and Diluted	20,194,804	17,054,004

*	Earnings per share for basic and diluted weighted average shares outstanding are the same due to anti-dilutive effect resulting from the net loss for the three months ended July 31, 2026 and 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARWYNN HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JULY 31, 2026 AND 2025

(Amount in U.S. dollars, except for number of shares)

					Additional		Total
	Preferred shares		Common shares		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance as of April 30, 2025	135,000	$135	17,054,004	$17,054	$8,931,634	$(3,977,060)	$4,971,763

Net loss	-	-	-	-	-	(2,719,753)	(2,719,753)

Share-based compensation expense	-	-	-	-	29,292	-	29,292

Balance as of July 31, 2025	135,000	$135	17,054,004	$17,054	$8,960,926	$(6,696,813)	$2,281,302

Balance as of April 30, 2026	135,000	$135	20,194,804	$20,195	$10,459,020	$(7,897,002)	$2,582,348

Net loss	-	-	-	-	-	(108,927)	(108,927)

Stock-based compensation	-	-	-	-	29,292	-	29,292

Balance as of July 31, 2026	135,000	$135	20,194,804	$20,195	$10,488,312	$(8,005,929)	$2,502,713

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MARWYNN HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount in U.S. dollars, except for number of shares)

	For the Three Months ended July 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(108,927)	$(2,719,753)
Net loss from discontinued operations	-	(81,140)
Net loss from continuing operations	(108,927)	(2,638,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,937	16,417
Share-based compensation expense	29,292	29,292
Operating lease expense	-	11,763
Changes in operating assets and liabilities:
Accounts receivable	(546,318)	3,750
Prepaid expenses and other current assets	258,422	2,266,493
Accounts payable	42,176	209,905
Income tax payable	39,793	1,508
Accrued expenses and other current liabilities	(54,987)	20,748
Operating lease liabilities	-	(11,914)

Net cash used in operating activities from continuing operations	(327,612)	(90,651)
Net cash used in operating activities from discontinued operations	-	(4,498)

Net Cash Used in Operating Activities	(327,612)	(95,149)

CASH FLOWS FROM INVESTING ACTIVITIES
Note receivables	(125,000)	(690,000)
Repayment of note receivables	155,000	-
Purchase of furniture & fixtures	(1,097)	-

Net cash provided by (used in) investing activities from continuing operations	28,903	(690,000)
Net cash used in investing activities from discontinued operations	-	-

Net Cash Provided by (Used in) Investing Activities	28,903	(690,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft		15,788
Repayment of loan to shareholder	-	193,853
Loan from other	200,000	-
Repayment of loan from other	(50,000)	-

Net cash provided by financing activities from continuing operations	150,000	209,641
Net cash used in financing activities from discontinued operations	-	(456,607)

Net Cash Provided by (Used in) Financing Activities	150,000	(246,966)

Net change in cash and cash equivalents	(148,709)	(1,032,115)

Cash and cash equivalents, beginning of the period	152,250	1,261,874

Cash and cash equivalents, end of the period	$3,541	$229,759

ANALYSIS OF BALANCES OF CASH AND CASH EQUIVALENTS:
Cash and equivalents	$3,541	$-
Cash and equivalents included in discontinued operations	$-	$229,759

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income tax	$2,838	$312,673
Cash paid for interest	$-	$32,219

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

The Company’s business was operated by the following entities: (1) FuAn Enterprise, Inc (“FuAn”), which was incorporated in the state of California on April 18, 2016. FuAn is a food and non-alcoholic beverage supply chain company that specializes in connecting businesses between different regions, particularly between Asia and the U.S. FuAn’s comprehensive supply chain services include the sourcing of Asian food, snacks, and non-alcoholic beverages, and distributing branded goods to mainstream markets, grocery stores and wholesale/warehouse clubs in the U.S. In addition, FuAn provides supply chain consulting, and market expansion support for businesses; (2) Grand Forest Cabinetry Inc (“Grand Forest”), which was incorporated in the state of California, on February 22, 2021. KZS Kitchen Cabinet & Stone Inc (“KZS”) was incorporated in the state of California, on October 11, 2018, and merged with and into Grand Forest on June 1, 2024. Following the merger, all of the home improvement business is now under Grand Forest as the surviving corporation. Grand Forest is an indoor home improvement supply chain provider that focuses on providing high-quality kitchen cabinets, flooring, and home improvement products sourced from international suppliers. The Company disposed of Grand Forest during fiscal year 2026 and it is presented as a discontinued operation in the accompanying unaudited condensed consolidated financial statements. See “Discontinued Operations - Grand Forest” below; (3) EcoLoopX Corporation (“EcoLoopX”), which was incorporated in the state of California on November 25, 2025, mainly engaged in e-waste reverse supply chain business. Its activities primarily include sourcing recyclable e-waste materials from suppliers and facilitating transactions with customers, as well as logistics management, documentation facilitation, and vendor and partner engagement. The Company believes the expansion into the e-waste reverse supply chain business sector will better align with its long-term growth objectives and enhance its ability to capture emerging market opportunities; and (4) NexaCore Technologies, Inc. (“NexaCore”), which was incorporated in the state of Delaware on March 27, 2026, mainly engaged in providing AI computing infrastructure, high-performance computing (“HPC”), and cloud infrastructure services. NexaCore is currently in the development stage and has not generated any revenue as of the balance sheet date.

Discontinued Operations - Grand Forest

During the second quarter of fiscal year 2026, following approval by the Board of Directors of the Company, the Company committed to a plan to dispose of Grand Forest Cabinetry Inc.

On October 27, 2025, Marwynn entered into a Securities Purchase Agreement with Reli Home Décor Inc., a California corporation (the “Buyer”), solely for the purposes of selling all of the shares it owns in its wholly owned subsidiary Grand Forest. Pursuant to the Purchase Agreement, the Company has agreed to sell all 70,000 shares of common stock of Grand Forest that it owns to the Buyer for an aggregate cash purchase price of $550,000. The Closing is subject to certain customary conditions, including: (i) approval of the transaction by the Company’s board and stockholders, (ii) receipt of any required approval from Nasdaq, (iii) the absence of any court order or governmental action prohibiting the transaction, and (iv) no applicable law in effect that would make consummation of the transaction illegal. On December 22, 2025, the Company completed the sale of all of its equity interests of Grand Forest. Following the sale of Grand Forest, the Company is no longer indoor home improvement supply chain provider. Grand Forest Cabinetry Inc. has been classified as a discontinued operation for the three months ended July 31, 2025, it was presented separately as discontinued operations in the unaudited condensed consolidated financial statements.

As of July 31, 2026, the unaudited condensed consolidated financial statements of the Company of continuing operation include the following entities:

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

Liquidity and Going Concern

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company incurred net loss of $108,927 from continuing operations for the three months ended July 31, 2026 and had cash outflow from operating activities of $327,612 from continuing operations for the three months ended July 31, 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the unaudited condensed consolidated financial statements. The management plans to increase its revenue of FuAn by diversifying its markets from major mass market channels to ethnic supermarkets chains. In addition, FuAn has already finished the setup process to become a vendor to some major food distributors. The Company completed the disposal of Grand Forest Cabinetry Inc. during fiscal year 2026, allowing management to focus on its core supply chain consulting and food distribution business. The Company started the e-waste reverse supply chain business through its new subsidiary EcoLoopX during fiscal year 2026, to better align with its long-term growth objectives and enhance its ability to capture emerging market opportunities. In addition, the Company recently incorporated NexaCore on March 27, 2026, focusing on providing AI computing infrastructure, high-performance computing (“HPC”), and cloud infrastructure services.

The Company had $3,541 cash on hand and working capital of approximately $2.38 million as of July 31, 2026. The Company has historically funded its working capital needs primarily from operations and shareholder loans. The working capital requirements are affected by the efficiency of operations and depend on the Company’s ability to increase its revenue. However, the Company may need additional cash resources in the future if the Company experiences changed business conditions or other developments and may also need additional cash resources in the future if the Company wishes to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. If it is determined that the cash requirements exceed the Company’s amounts of cash on hand, the Company may seek to issue debt or equity securities or obtain a credit facility from banks or others.

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

Cash and Cash Equivalents

Cash include cash on hand and demand deposits that are highly liquid in nature and have original maturities when purchased of three months or less. The Company’s cash is maintained at financial institutions in the United States of America. Deposits in these financial institutions may, from time to time, exceed the Federal Deposit Insurance Corporation (“FDIC”)’s federally insured limits. The standard insurance amount is $250,000 per depositor, per insured bank, for each account ownership category. The bank deposits exceeding the standard insurance amount will not be covered. As of July 31, 2026 and April 30, 2026, cash balances of continuing operations held in the banks, exceeding the standard insurance amount are nil and nil, respectively. The Company has not experienced any losses in accounts held in these financial institutions and believes it is not exposed to any risks on its cash held in these financial institutions.

Credit Losses

On May 1, 2024, the Company adopted ASU 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments(ASC 326). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, creditworthiness of customers and debtors, current economic conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. In addition, CECL made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities if management does not intend to sell and does not believe that it is more likely than not they will be required to sell. There was no material transition adjustment upon adoption of CECL. The Company’s accounts receivables, advance to venders, note receivable and other current assets in the balance sheet are within the scope of Accounting Standards Codification (“ASC”) Topic 326.

Accounts Receivable, Net

Accounts receivable arises from the sale of products on trade credit terms and are presented net of allowance for credit losses. The allowance for credit losses is based on management’s assessment of the collectability of outstanding accounts receivable, including consideration of historical collection experience, current economic conditions, and specific customer circumstances. The Company periodically evaluates the collectability of its accounts receivable and records an allowance when credit losses are expected. All provisions for the allowance for credit losses are included as a component of general and administrative expenses in the accompanying consolidated statements of income. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. Delinquent account balances are written-off against the allowance for credit losses after management has determined that the likelihood of collection is not probable. Subsequent recoveries of amounts previously written off are credited to earnings in the period recovered. Additionally, the Company ships products only when collection of payment is considered probable.

The Company had $47,935 and $47,935 allowance for credit losses related to continuing operations as of July 31, 2026 and April 30, 2026, respectively.

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

Estimated Useful Life
Furniture and fixtures	3 – 7 years
Computer	3 – 5 years

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

The Company evaluates events and changes in circumstances that could indicate the carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of those assets, the Company records an impairment charge in the period in which such a determination is made. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on the above analysis, no impairment loss was recognized related to these long-lived assets as of July 31, 2026 and April 30, 2026.

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

The Company utilizes a two-step approach to evaluate and measure uncertain income tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating its tax positions and estimating its tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. The Company includes interest and penalties related to its tax contingencies in income tax expense.

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

Revenue from recyclable e-waste materials sales

Revenue from recyclable e-waste materials consists primarily of sales of recyclable and recycled items, including metals, plastics, paper, electronic waste, and processed feedstock, to traders and downstream commercial customers. Currently, the Company’s customers for these transactions for this quarter are primarily located in the U.S and Malaysia. The Company is in the process of expanding its customer base and is actively developing relationships with potential customers in the United States. The Company recognizes revenue on a gross basis as it acts as the principal in these arrangements. The Company obtains control of the materials prior to transfer, has discretion in establishing pricing, and bears inventory risk before control is transferred to the customer. Customer contracts are generally fixed-price arrangements and typically include a single performance obligation of selling of the e-waste materials. Revenue is recognized at a point in time when control of the materials transfers to the customer, which generally occurs upon delivery in accordance with the contractual shipping terms. Customer contracts generally do not include variable consideration, material rights of return, or significant financing components.

Sales Returns and Allowances

For food and beverage, the Company accrues estimated sales returns based on past experience and the current trend of product sales. There was no allowance for sales returns for continuing operations as of July 31, 2026 and April 30, 2026.

Disaggregation of Revenue

The following table provides information about disaggregated revenue from continuing operations by product or service type:

	For the three months ended July 31
	2026	2025

Revenue from food and beverage sales	$450,000	$-
Revenue from consulting services	70,000	41,250
Revenue from recyclable e-waste materials sales	570,445	-
Total revenues	$1,090,445	$41,250

Cost of Revenues

Cost of revenues consists of merchandise purchase costs, labor and other costs, duty and freight-in costs, packaging costs, processing and sorting costs; and labor costs associated with providing consulting services to customers.

Shipping and Handling Costs

Shipping and handling costs include costs incurred for delivery of the products to customers, and are included in selling expenses. Shipping and handling costs from continuing operations were nil and $1,368 for the three months ended July 31, 2026 and 2025, respectively.

Operating Expenses

Operating expenses primarily consist of selling expenses and general and administrative (“G&A”) expenses. Selling expenses mainly consist of advertising and marketing expenses, sales commission and shipping expenses. G&A expenses mainly consist of payroll expense, office and auto leasing, contracted labor, food testing, consulting, depreciation and insurance expenses. All costs associated with selling and general and administrative function are expensed as incurred.

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

The following tables present summary information by segment for the three months ended July 31, 2026 and 2025, respectively:

	For the three months ended July 31, 2026
	Sale of food and beverage	Consulting services	Sale of e-waste materials	Total
Sales	$450,000	$70,000	$570,445	$1,090,445
Cost of sales	299,880	13,300	542,105	855,285
Operating expenses	131,771	172,611	14,927	319,309
Income (loss) from operations	18,349	(115,911)	13,413	(84,149)
Other income (expense), net	15,449	5,903	(3,500)	17,852
Income tax provision	(34,491)	(5,365)	(2,774)	(42,630)
Net income (loss)	$(693)	$(115,373)	$7,139	$(108,927)

Capital expenditure	$949	$148	$-	$1,097
Total reportable assets	2,453,243	431,524	222,899	3,107,666

	For the three months ended July 31, 2025
	Sale of food and beverage	Consulting services	Total
Sales	$-	$41,250	$41,250
Cost of sales	-	52	52
Operating expense	2,468,612	205,831	2,674,443
Loss from operations	(2,468,612)	(164,633)	(2,633,245)
Other expense, net	(3,860)	-	(3,860)
Income tax provision	-	(1,508)	(1,508)
Net loss	$(2,472,472)	$(166,141)	$(2,638,613)

Capital expenditure	$-	$-	$-
Total reportable assets	$1,022,500	$603,598	$1,626,098

As of July 31, 2026 and April 30, 2026, all of the Company’s assets are located in the United States.

For the three months ended July 31, 2026, the Company generated revenue from the U.S. of $1,028,303, from Malaysia was $62,142, and from Hong Kong and China was nil, respectively.

For the three months ended July 31, 2025, the Company generated revenue from the U.S. of $13,369, and from Hong Kong and China was $27,881, respectively.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash, accounts receivable, short-term note receivables, prepaid expenses and other current assets, short-term loan payable, accounts payable, accrued expenses and other current liabilities approximate the fair value of the respective assets and liabilities as of July 31, 2026 and April 30, 2026 based upon the short-term nature of the assets and liabilities.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU assets are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The right-of-use (“ROU”) asset is initially measured as the amount of lease liability, adjusted for any initial lease costs, prepaid lease payments, and reduced by any lease incentives. There was no impairment of the Company’s ROU assets as of July 31, 2026 and April 30, 2026.

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

Earnings (Loss) per Common Stock

Basic earnings (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares pertaining to warrants, stock options, and similar instruments had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding unvested restricted stock, options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). Potential common stock that has an anti-dilutive effect (i.e., those that increase income per common stock or decrease loss per common stock) are excluded from the calculation of diluted loss per share. For the three months ended July 31, 2026 and 2025, the Company had nil and 54,385 dilutive share with anti-dilutive effect.

The following table sets forth the computation of basic and diluted net loss per share for the three months ended July 31, 2026 and 2025:

	For the three months ended July 31,
	2026	2025
Net loss attributable to the Company from continuing operations	$(108,927)	$(2,638,613)
Net loss attributable to the Company from discontinued operations	-	(81,140)
Weighted average common stock outstanding - basic	20,194,804	17,054,004
Weighted average common stock outstanding - diluted*	20,194,804	17,054,004
Net loss per share of common stock from continuing operations - basic	$(0.005)	$(0.15)
Net loss per share of common stock from discontinued operations - basic	$-	$(0.01)
Net loss per share of common stock from continuing operations - diluted	$(0.005)	$(0.15)
Net loss per share of common stock from discontinued operations - diluted	$-	$(0.01)

*	Loss per share for basic and diluted weighted average shares outstanding are the same due to anti-dilutive effect resulting from the net loss for the three months ended July 31, 2026 and 2025.

Commitments and Contingencies

Certain conditions may exist as of the date the unaudited condensed consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s unaudited condensed consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of July 31, 2026 and April 30, 2026, the Company has no such contingencies.

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

For the three months ended July 31, 2026, three customers accounted for 41%, 35% and 11% of the Company’s total revenues, respectively. For the three months ended July 31, 2025, three customers accounted for 34%, 34% and 32% of the Company’s total revenues from continuing operations, respectively.

As of July 31, 2026, two customers accounted for 39 % and 37% of the Company’s total outstanding accounts receivable balance, respectively. As of April 30, 2026, four customers accounted for 62%, 11%, 11% and 11% of the Company’s total outstanding accounts receivable balance from continuing operations, respectively.

For the three months ended July 31, 2026, four vendors accounted for 36%, 31%, 17% and 10% of the Company’s total purchases. For the three months ended July 31, 2025, the Company had no vendors accounted for more than 10% of the Company’s total purchase from continuing operations, respectively.

As of July 31, 2026, three vendors accounted for 42%,40% and 17% of the Company’s total outstanding accounts payable balance, respectively. As of April 30, 2026, no vendor accounted for more than 10% of the Company’s total outstanding accounts payable balance from continuing operations.

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

In May 2025, the FASB issued ASU 2025-04, Compensation - Stock Compensation (Topic 718) and Revenue from contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The amendments provide guidance on identifying the accounting acquirer in transactions involving a variable interest entity. The amendments clarify the accounting for share-based consideration payable to a customer under Topic 718 and Topic 606. The amendments are effective for annual reporting periods, including interim reporting period within those annual periods, beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

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

NOTE 3 — DISCONTINUED OPERATIONS

On October 27, 2025, Marwynn entered into a Securities Purchase Agreement with Reli Home Décor Inc., solely for the purposes of selling all of the shares it owns in its wholly owned subsidiary Grand Forest. Pursuant to the Purchase Agreement, the Company has agreed to sell all 70,000 shares of common stock of Grand Forest that it owns to the Buyer for an aggregate cash purchase price of $550,000. The transaction was closed on December 22, 2025. The Company recorded $226,381 gain on disposal of the subsidiary, which was the difference between the selling price of $550,000 and the carrying value of the net assets of $323,619 of the disposal entity. As of April 30, 2026, the Company received total payment of $550,000.

The unaudited Consolidated Balance Sheet and unaudited Consolidated Statements of Operations, and the notes to the unaudited condensed Consolidated Financial Statements, were retroactively reclassified for all periods presented to reflect the discontinuation of Grand Forest in accordance with FASB ASC 205.

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

The following table presents the components of discontinued operations reported in the unaudited condensed consolidated statements of operations for the three months ended July 31, 2025 (unaudited):

For the three months ended July 31, 2025
Revenue, net	$2,302,709

Cost of revenue	(1,349,561)

Gross profit	953,148

Operating expenses:
Selling expenses	(160,362)
General & administrative expenses	(873,788)
Total operating expenses	(1,034,150)

Loss from operations	(81,002)

Other income (expenses):
Other income	1,771
Interest expense	(1,909)
Total other expenses, net	(138)

Loss before income tax expense	(81,140)

Income tax provision	-

Net loss from discontinued operations, net of tax	$(81,140)

NOTE 4 — ACCOUNTS RECEIVABLE, NET

As of July 31, 2026 and April 30, 2026, accounts receivable, net consisted of the following:

	As of July 31, 2026 (unaudited)	As of April 30, 2026
Accounts receivable, gross	$1,358,815	$812,497
Less: allowance for credit losses	47,935	47,935
Total accounts receivable, net	$1,310,880	$764,562

The movement for the allowance for credit losses were as following:

	July 31, 2026 (unaudited)	April 30, 2026
Allowance for credit losses, beginning of the period	$47,935	$-
Add: credit losses during the period	-	47,935
Allowance for credit losses, end of the period	$47,935	$47,935

As of the date of this report, subsequent collection of the outstanding accounts receivable as of July 31, 2026 was $126,318, and subsequent collection of the outstanding accounts receivable as of April 30, 2026 was $100,000.

NOTE 5 — NOTE RECEIVABLES

On May 10, 2025, the Company’s subsidiary FuAn entered into a short-term note receivable agreement with a third-party company Bio Essence Pharmaceutical Inc. (“BEP”) to lend $500,000 to Bio Essence at a fixed annual interest rate of 10% with maturity date on December 10, 2025. In December 31, 2025, the Company and BEP extended the maturity date of the loan to December 31, 2026. As of July 31, 2026, the Company received $170,000 repayments from BEP.

On June 5, 2025 and July 10, 2025, the Company advanced $100,000 and $90,000, respectively, to BEP as a short-term borrowing with no interest. On December 10, 2025, the Company and BEP have extended the maturity date of the loan to December 31, 2026.

On November 19, 2025, the Company entered into a short-term note receivable agreement with a third party company Valemi Inc. (“Borrower”), pursuant to which the Company loaned $500,000 to the Borrower. The note bears interest rate of 9% per annum, calculated on a simple interest basis, and is secured by corporate and personal guarantees. As of July 31, 2026, the Company received $75,000 repayments from Valemi Inc. In May 2026, the Company and Borrower extended the maturity date of the loan to January 10, 2027.

During the three months ended July 31, 2026, the Company advanced an aggregate of $125,000 to Golden Capital and Wealth Management LLC (“Golden”) as a short-term borrowing with no interest. During the same period, Golden repaid an aggregate of $80,000 to the Company. On August 12, 2026, the Company received full repayment of $45,000 from Golden.

As of July 31,2026, the outstanding balance of note receivables was $800,000 and accrued interest receivable was $64,535. As of April 30,2026, the outstanding balance of note receivables was $830,000 and accrued interest receivable was $39,180. Interest income of $25,364 and nil was recognized during the three months ended July 31, 2026 and 2025. As of July 31, 2026 and April 30, 2026, no allowance for credit losses was recorded, as management’s assessment concluded that expected credit losses associated with the note receivables were immaterial.

NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets, consisted of the following:

	July 31, 2026 (unaudited)	April 30, 2026
Advance to vendors(i)	$299,920	$599,800
Security deposits(ii)	-	3,000
Prepaid service fee(iii)	510,250	476,000
Accrued interest receivable(iv)	64,535	39,180
Others	-	15,145
Total	$874,705	$1,133,125

(i)	Advance to vendors represents cash paid to various vendors for inventory purchase. Advances to vendors are reviewed periodically to determine whether their carrying value has become impaired. The Company considers the assets to be impaired if the realization of the advance becomes doubtful. The Company uses the aging method to estimate the allowance for credit loss for unrealizable balances. In addition, at each reporting date, the Company generally determines the adequacy of allowance for credit loss by evaluating all available information, and then records specific allowances for those advances based on the specific facts and circumstances. As of July 31, 2026 and April 30, 2026, there was no credit loss recorded as management believed that all of the advance to vendor balances were fully realizable.

(ii)	Security deposits represent rental security payment to the landlords for its warehouse and office facilities. Subsequent to July 31, 2026, the security deposits were applied toward the final month’s rent.

(iii)	Prepaid service fee represents various service agreements that the Company entered for supply chain management service, logistics management service, market expanding, financial consulting services and technical website consulting service. The balances as of July 31, 2026, represented the unamortized remaining balance based on the agreements.

(iv)	Accrued interest receivable represents interest earned but not yet received on the Company’s promissory notes with Valemi Inc and BEP for outstanding balance of $755,000 as of July 31, 2026.

NOTE 7 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	July 31, 2026 (unaudited)	April 30, 2026
Furniture and fixture	$23,127	$23,127
Computer	1,097	-
Less: accumulated depreciation	(20,267)	(19,829)
Property and equipment, net	$3,957	$3,298

Depreciation expenses from continuing operations were $437 and $3,917 for the three months ended July 31, 2026 and 2025, respectively.

NOTE 8 — INTANGIBLE ASSETS, NET

Intangible asset, net consisted of the following:

	July 31, 2026	April 30, 2026
Software	$250,000	$250,000
Less: accumulated amortization	(135,417)	(122,917)
Intangible assets, net	$114,583	$127,083

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

Amortization expenses for the three months ended July 31, 2026 and 2025 were $12,500 and $12,500, respectively.

As of July 31, 2026, the estimated future amortization expenses of the intangible assets were as follow:

12 months ending July 31,	Amortization expenses
2027	$50,000
2028	50,000
2029	14,583
Total	$114,583

NOTE 9 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	July 31, 2026 (unaudited)	April 30, 2026
Payroll and payroll tax payable	$2,857	$1,899
Accrued interest payable	3,500	-
Credit card payable	15,316	11,787
Professional fee payable	133,766	196,739
Total	$155,439	$210,425

As of April 30, 2026, professional fees payable primarily consisted of outstanding legal fees related to SEC filing compliance services provided by the Company’s SEC counsel, as well as fees for legal services associated with acquisitions and discontinued operations, audit fees for potential acquisitions, and Nasdaq listing fees.

NOTE 10 — LOAN PAYABLE

On June 1, 2026, the Company’s subsidiary EcoLoopX entered into a short-term note payable agreement with a third-party company Magic Matrix Inc., for borrowing $200,000 at a fixed annual interest rate of 10% with maturity date on June 30, 2026. Under the terms of the agreement, any outstanding principle after the maturity date is subject to penalty interest at 15% per annum. On July 20, 2026, EcoLoopX repaid $50,000 of the outstanding principal. As of July 31, 2026, the remaining outstanding principal balance of the loan was $150,000 and accrued interest payable was $3,500. Interest expense of $3,500 was recognized during the three months ended July 31, 2026. On July 1, 2026, the Company and Magic Matrix Inc. entered a Loan Extension and Amendment Agreement to extend the maturity date of the loan to October 31, 2026.

NOTE 11 — LEASE

Operating lease

On January 19, 2024, FuAn entered into a sublease agreement with the landlord to lease an office in Irvine, California with a lease term of 27 months. The lease commenced on February 1, 2024, and expired on April 30, 2026. The monthly rental payment is $3,825 for the period from February 1, 2024 to January 31, 2025, $3,978 for the period from February 1, 2025 to January 31, 2026, and $4,137 for the period from February 1, 2026 to April 30, 2026. The Company did not renew the lease at maturity.

Total long-term lease expenses from continuing operations amounted to nil   and $11,763 for the three months ended July 31, 2026 and 2025, respectively. Total long-term lease expenses from discontinued operations amounted to nil and $292,029 for the three months ended July 31, 2026 and 2025, respectively. The Company’s ROU assets and lease liabilities are recognized using an effective interest rate of 10.50%, which was determined using the Company’s incremental borrowing rate. Lease expenses related to short-term leases amounted to $11,604 and $16,374 for the three months ended July 31, 2026 and 2025, respectively.

The Company’s operating ROU assets and lease liabilities were as follows:

	July 31, 2026	April 30, 2026
Operating ROU:
Operating lease right-of-use assets	$-	$94,441
Less: accumulated amortization of ROU assets	-	(94,441)
ROU assets, net	$-	$-

Operating lease liabilities:
Operating lease liabilities, current	$-	$-
Operating lease liabilities, non-current	-	-
Total lease liabilities	$-	$-

On March 15, 2025, MarWynn entered a 12-months lease for its office use in the City of Irvine, California, commencing on March 15, 2025. The monthly rental payment is $5,458. On March 14, 2026, MarWynn entered another 12-months lease for the same location commencing on March 15, 2026 with the monthly rental payment of $5,458. The lease was subsequently terminated in July 2026. (see Note 13 – Related Party Lease).

On July 1, 2026, MarWynn entered into a 12-months lease for its office use in the City of Irvine, California, commencing on July 1, 2026. The monthly rental payment is $6,146.

NOTE 12 — INCOME TAXES

Marwynn is a Nevada holding company subject to 21% corporate federal income tax rate. There is no state income tax rate because no state income tax is levied in Nevada. Marwynn is a holding company and does not have active operations as of July 31, 2026.

FuAn and EcoLoopX were incorporated in the State of California, and are subject to 21% corporate federal income tax rate and 8.84% California state income tax rate. NexaCore was incorporated in the State of Delaware and did not have any operation yet. Marwynn, FuAn, EcoLoopX and NexaCore file separate corporate income tax returns.

For the three months ended July 31, 2026, and 2025, the provision for income taxes consisted of the following:

	Three Months ended July 31, 2026	Three Months ended July 31, 2025
Current:
Federal income tax expense	$9,915	$817
State income tax expense	32,715	691
Deferred:
Federal income tax expense	—	—
State income tax expense	—	—
Total income tax expense	$42,630	$1,508

The following table reconciles the Company’s effective income tax rate for the three months ended July 31, 2026 and 2025:

	Three Months ended July 31, 2026	Three Months ended July 31, 2025
Federal statutory rate	21.0%	21.0%
State statutory rate, net of effect of state income tax deductible to federal income tax	6.98%	6.98%
Permanent difference – penalties, interest, and others	(43.97)%	(0.06)%
Valuation allowance	(48.31)%	(27.98)%
Effective tax rate	(64.30)%	(0.06)%

Deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes are comprised of the following:

	July 31, 2026 (unaudited)	April 30, 2026
Deferred tax assets:
Operating lease liabilities, net of ROU	$-	$-
Depreciation	3,348	3,348
Bad debt expense	10,066	10,066
NOL	2,173,312	2,141,283
Valuation allowance	(2,186,726)	(2,154,697)
Deferred tax assets, net	$—	$—

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of July 31, 2026 and April 30, 2026, the Company had $47,736 and $18,581 accrued interest and penalties related to understated income tax payments, respectively. For the three months ended July 31, 2026 and 2025, the Company recorded $29,155 and $1,508 of interest and penalties related to understated income tax payments, respectively.

NOTE 13 — RELATED PARTY TRANSACTIONS

The Company’s related party transactions from continuing operations consisted of the following:

Related party lease

On March 15, 2025, the Company entered into a 12-month operating lease agreement for the Company’s office space located in Irvine, California with The Propitious Irvine LLC, an entity for which the Company’s Chief Financial Officer, Shengnan Xu, is also the member of Propitious Irvine LLC. The lease commenced on March 15, 2025. Monthly lease payments are $5,458.  On March 14, 2026, the Company entered another 12-months lease for the same location commencing on March 15, 2026 with the monthly rental payment of $5,458. The lease was subsequently terminated in July 2026. For the three months ended July 31, 2026, the Company paid $8,062 to Propitious Irvine LLC.

NOTE 14 — STOCKHOLDERS’ EQUITY

Prior to April 2024, Grand Forest borrowed interest free funds from its stockholders as working capital and recorded such borrowings as due to related parties. On April 19, 2024, three stockholders of Grand Forest converted total of $700,000 related party other payable in exchange for 70,000 common shares of Grand Forest, which constituted 100% equity interest of Grand Forest. On April 25, 2024, these stockholders transferred 70,000 Grand Forest shares into Marwynn in exchange for 4,976,244 common shares of Marwynn.

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

On April 24, 2024, the Company entered a Subscription Agreement with an individual investor, pursuant to the subscription agreement, on April 30, 2024, the Company issued 186,000 common shares of Marwynn at $2.50 per share to the investor for net proceeds of $300,000 after discounts and expenses.

On April 24, 2024, the Company entered a Subscription Agreement with another individual investor, pursuant to the subscription agreement, on April 30, 2024, the Company issued 310,000 common shares of Marwynn at $2.50 per share to the investor for net proceeds of $500,000 after discounts and expenses.

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

Initial public offering (the “IPO”)

On March 12, 2025, the Company entered into an underwriting agreement with American Trust Investment Services, Inc (the “Underwriter”) in connection with the Company’s IPO of 2,000,000 shares of common stock, at a price of $4.00 per share, less underwriting discounts and commissions.

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

Following is a summary of the activities of warrants for the period ended July 31, 2026:

	Number of Warrants	Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding as of April 30, 2026	100,000	$4.80	3.95
Exercisable as of April 30, 2026	—	$—	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of July 31, 2026 (unaudited)	100,000	$4.80	3.70
Exercisable as of July 31, 2026 (unaudited)	100,000	$4.80	3.70

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

As of July 31, 2026 and April 30, 2026, total number of shares of common stock issued and outstanding was 20,194,804 shares and 17,054,004, respectively, at par value of $0.001 per share; total number of shares of preferred stock issued and outstanding was 135,000 shares. The number of authorized and outstanding common stock were retrospectively applied as if the transaction occurred at the beginning of the period presented.

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

The grant-date fair value of the stock options awarded to directors was $351,500, total compensation expense related to these options will be recognized on a straight-line basis over the three-year vesting period. For the three months ended July 31, 2026 and 2025, the Company recognized $29,292 and $29,292 share-based compensation expense for the options to the three directors. As of July 31, 2026 and April 30, 2026, unrecognized compensation expense related to these options was $114,961 and $144,253, respectively.

Following is a summary of the activities of stock options for the three months ended July 31, 2026:

	Number of Stock Options	Exercise Price	Weighted Average Remaining Contractual Term in Years
Outstanding as of April 30, 2026	93,000	$1.61	8.23
Exercisable as of April 30, 2026	31,000	$1.61	8.23
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding as of July 31, 2026 (unaudited)	93,000	$1.61	7.98
Exercisable as of July 31, 2026 (unaudited)	62,000	$1.61	7.98

NOTE 15 — SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the unaudited condensed consolidated financial statements were issued and concluded the following material subsequent event that needs to be disclosed.

In September 2026, the Company entered a business development agreement involving a proposed issuance of 250,000 shares valued at $335,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions, or projections, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under Part II - Item 1A Risk Factors of this Report, in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended April 30, 2026 and in the audited consolidated financial statements and notes included therein (collectively, the “2026 Annual Report”), as well as in our unaudited condensed consolidated financial statements and the related notes included in this Report. Pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the SEC, in preparing this discussion and analysis, we have presumed that readers have access to and have read the disclosure under the same heading contained in the 2026 Annual Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Unless we indicate otherwise or unless the context otherwise requires, all information in this report reflects the adjustment for the (i) 1.55-for-1 forward stock split of our common stock effected on September 9, 2024, and (ii) 4.5-for-1 forward stock split of our Series A Super Voting Preferred Stock effected on September 9, 2024 for the purpose of our initial public offering.

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

As a result, for our Food and Beverage Services, we are actively pursuing alternative sourcing strategies and diversifying our supply base. During the quarter ended July 31, 2026, we had one primary vendor located in the U.S. As we continue to try to expand our business operations and develop relationships with new suppliers and retail partners, we may encounter additional risks associated with supplier reliability, product quality control, logistics coordination, and regulatory compliance across multiple jurisdictions. Our expansion efforts may also require increased working capital, new operational infrastructure, and additional personnel, which could increase our operating expenses.

As our growth strategy develops, we have reallocated our strategic emphasis toward an energy and technology-focused business. See “Risk Factors” for additional information.

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

International Trade Policies

Uncertainty regarding tariffs on imported products and changes in U.S. trade policies may have an adverse effect on our operations. Tariffs may increase our procurement costs and disrupt our supply chain, particularly with respect to products sourced from China. We are seeking to mitigate these effects through alternative sourcing arrangements and other cost-saving measures, although these efforts may not fully offset the increased costs or supply disruptions. For our food and non-alcoholic beverage supply chain business, we have temporarily paused certain imports from China and are actively pursuing alternative sourcing strategies, including domestic suppliers and international partners in lower-risk regions. During the quarter ended July 31, 2026, we added one new food-supply vendor from the U.S. However, if additional tariffs are adopted, we would incur additional tariff costs that could be material. We are actively evaluating changes in tariffs and our ability to mitigate their effects on our revenue and cost of revenues.

Three Months Ended July 31, 2026 compared to Three Months Ended July 31, 2025

Revenues from continuing operations

We derive our revenues from (i) sale of food and beverage, (ii) consulting services and (iii) sale of recyclable e-waste materials, part of our E-Waste Business. The following table presents our revenues by product and service types and as percentage of our total revenues for the periods presented.

	For the three months ended July 31,
	2026		2025		Variance
	USD	Percent	USD	Percent	Amount	Percent
Sale of Food and Beverage	$450,000	41.27%	$-	-%	$450,000	100.00%
Consulting Services	70,000	6.42%	41,250	100.00%	28,750	69.70%
Sale of Recyclable E-waste Materials	570,445	52.31%	-	-%	570,445	100.00%
Total Revenues	$1,090,445	100.00%	$41,250	100.00%	$1,049,195	2,543.50%

Sales of food and beverage

Sales of food and beverage accounted for 41.27% and nil of total sales for the three months ended July 31, 2026 and 2025, respectively. We are actively seeking new retailers and working with them to introduce new products that are less sensitive to the tariff tensions between the U.S. and China.

Consulting services

Revenue from consulting services accounted for 6.42% and 100.00% of total revenues for the three months ended July 31, 2026 and 2025, respectively. Revenue from consulting services increased by $28,750, or 69.70% from $41,250 for the three months ended July 31, 2025 to $70,000 for the three months ended July 31, 2026. We started our consulting services business in March 2024 through providing supply chain and brand management services proposals and solutions to customers to help them optimize their inventory management and product distribution strategy, to reduce delivery times, shipping costs and diversify distribution channels.

Sales of Recyclable Materials (part of our E-Waste Business)

Revenue from sales of recyclable materials accounted for 52.31% and nil of total revenues for the three months ended July 31, 2026 and 2025, respectively. Revenue from sales of recyclable materials increased by $570,445, from nil for the three months ended July 31, 2025 to $570,445 for the three months ended July 31, 2026. We started our recyclable service in January 2026 through focusing on coordination, sourcing, logistics management, documentation facilitation, vendor and partner engagement, and compliance support related to discarded electronic products.

Costs of Revenues associated with continuing operations

We incur our costs from (i) sale of food and beverage, and (ii) consulting services, and (iii) sale of recyclable e-waste materials (part of our E-Waste Business). The following table presents our costs of revenues as percentage of its corresponding revenue for the periods presented.

	For the three months ended July 31,
	2026		2025		Variance
	USD	Percent	USD	Percent	Amount	Percent
Sale of Food and Beverage	$299,880	66.64%	$-	-%	$299,880	N/A
Consulting Services	13,300	19.00%	52	0.13%	13,248	25,476.92%
Sale of Recyclable E-waste Materials	542,105	95.03%	-	-%	542,105	N/A
Total Cost of Revenues	$855,285	78.43%	$52	0.13%	$855,233	1,644,678.85%

Cost of revenues from sale of food and beverage was $299,880 and nil for the three months ended July 31, 2026 and 2025, respectively. Our cost of revenues from sale of food and beverage primarily includes inventory costs, storage and freight costs.

Cost of revenues from consulting services was $13,300 and $52 for the three months ended July 31, 2026 and 2025, respectively. Cost of revenues associated with our consulting services was immaterial and primarily consisted of labor costs.

Our cost of revenue from sale of recyclable materials was $542,105 and nil for the three months ended July 31, 2026 and 2025, respectively. Our cost of revenues from sale of recyclable e-waste materials primarily consisted of purchasing recyclable materials.

Results of Operations

Comparison of the three months ended July 31, 2026 and 2025

The following table summarizes our unaudited condensed consolidated results of operations and as percentage of our total revenues for the period presented.

	For the three months ended July 31,
	2026	% of Revenues	2025	% of Revenues	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenues, net	$1,090,445	100.00%	$41,250	100.00%	$1,049,195	2,543.50%
Cost of revenues	(855,285)	(78.43)%	(52)	(0.13)%	(855,233)	1,644,678.85%
Gross profit	235,160	21.57%	41,198	99.87%	193,962	470.80%
Selling expenses	-	-%	(1,276,368)	(3,094.23)%	1,276,368	(100.00)%
General and administrative expenses	(319,309)	(29.28)%	(1,398,075)	(3,389.27)%	1,078,766	(77.16)%
Total operating expenses	(319,309)	(29.28)%	(2,674,443)	(6,483.50)%	2,355,134	(88.06)%
Loss from operations	(84,149)	(7.72)%	(2,633,245)	(6,383.62)%	2,549,096	(96.80)%
Total other income (expense), net	17,852	1.64%	(3,860)	(9.36)%	21,712	562.49%
Loss before income tax provision	(66,297)	(6.08)%	(2,637,105)	(6,392.98)%	2,570,808	(97.49)%
Income tax provision	(42,630)	(3.91)%	(1,508)	(3.66)%	(41,122)	2,726.92%
Net loss from continuing operations	(108,927)	(9.99)%	(2,638,613)	(6,396.64)%	2,529,686	(95.87)%
Net loss from discontinued operations, net of tax	-	-%	(81,140)	(196.70)%	81,140	(100.00)%
Net loss	$(108,927)	(9.99)%	$(2,719,753)	(6,593.34)%	$2,610,826	(95.99)%

Revenues from continuing operations

Revenues for the three months ended July 31, 2026 and 2025 were $1,090,445 and $41,250, respectively, an increase of $1,049,195 or 2,543.50%. The increase of revenues was primarily attributed to increased sale of recyclable e-waste materials by $570,445, increased sale of food imports and distribution by $450,000 and increased consulting services by $28,750.

Cost of revenues associated with continuing operations

The following table presents our costs of revenues by products and services provided as a percentage of total revenues for the periods presented.

	For the three months ended July 31,
	2026		2025		Variance
	USD	Percent	USD	Percent	Amount	Percent
Sale of Food and Beverage	$299,880	27.50%	$-	-%	$299,880	100.00%
Consulting Services	13,300	1.22%	52	0.13%	13,248	25,476.92%
Sale of Recyclable E-waste Materials	542,105	49.71%	-	-%	542,105	100.00%
Total Cost of Revenues	$855,285	78.43%	$52	0.13%	$855,233	1,644,678.85%

Cost of revenues for the three months ended July 31, 2026 and 2025 was $855,285 and $52, respectively, an increase of $855,233 or 1,644,678.85%. The increase in cost of revenues in the same period of 2026 was primarily attributed to increased cost from sale of recyclable e-waste materials by $542,105,increased cost in sale of food and beverage by $299,880, and increased cost in consulting service by $13,248, or 25,476.92%. Cost of revenues for sale of food and beverage as a percentage of total revenues was 27.50% and nil, respectively, for the three months ended July 31, 2026 and 2025. Cost of revenues for consulting services as a percentage of total revenues was 1.22% and 0.13%, respectively, for the three months ended July 31, 2026 and 2025. Cost of revenues for sale of recyclable e-waste materials as a percentage of total revenues was 49.71% and nil, respectively, for the three months ended July 31, 2026 and 2025.

Gross profit and gross margin associated with continuing operations

The following table presents our gross profit and gross margin by products and services provided as percentage of total revenues for the periods presented.

	For the three months ended July 31,
	2026		2025
	Gross profit	Profit Margin to Total Revenues	Gross profit	Profit Margin to Total Revenues
Sale of Food and Beverage	$150,120	13.77%	$-	-%
Consulting Services	56,700	5.20%	41,198	99.87%
Sale of Recyclable E-waste Materials	28,340	2.60%	-	-%
Gross Profit and Gross Margin	$235,160	21.57%	$41,198	99.87%

The following table presents our gross margin by products and services provided as a percentage of its corresponding categories.

	For the three months ended July 31,
	2026	2025
Sale of Food and Beverage	33.36%	-%
Consulting Services	81.00%	99.87%
Sale of Recyclable E-waste Materials	4.97%	-%

The gross profit for the three months ended July 31, 2026 and 2025 was $235,160 and $41,198, respectively, an increase of $193,962 or 470.80%. The blended gross profit margin was 21.57% for the three months ended July 31, 2026 compared with 99.87% for the same period in 2025, the decreased blended gross profit margin was due to lower profit margin from our food and beverage sector and E-waste materials sector. Gross profit for sale of food and beverage increased by 100.00% for the three months ended July 31, 2026. Gross profit for consulting services increased by 37.63% for the three months ended July 31, 2026. Gross profit from the sale of recyclable materials increased by 100.00% for the three months ended July 31, 2026, primarily driven by new business that commenced in January 2026.

Selling expenses associated with continuing operations

Our selling expenses were nil for the three months ended July 31, 2026, compared to $1,276,368 for the three months ended July 31, 2025, representing a decrease of $1,276,368, or 100.00%. The decrease in the selling expenses was mainly due to (1) decreased payroll expenses of $25,000, or 100.00%, (2) decreased shipping expenses of $1,368, or 100.00%, and (3) decrease in advertising and marketing expenses of $1,250,000, or 100.00%. The decrease was primarily due to the Company’s reduced selling and marketing activities during the three months ended July 31, 2026, as the Company focused on other business priorities and did not incur significant expenses related to advertising, marketing, shipping, or sales personnel during the period. Selling expenses accounted for nil and 3,094.23% of our total revenues for the three months ended July 31, 2026 and 2025, respectively.

General and administrative expenses associated with continuing operations

Our general and administrative expenses were $319,309 for the three months ended July 31, 2026, compared to $1,398,075 for the three months ended July 31, 2025, reflecting a decrease of $1,078,766 or 77.16%. The decrease in general and administrative expenses was mainly due to decreased professional fee by $1,018,990 or 82.52% as compared to the same period of 2025, resulting from decreased consulting expenses for financial advisory services, decreased insurance expense by $25,473 or 70.30%, which was mainly due to decreased directors and officers insurance expenses, decreased rent expense by $16,553 or 58.79%, decreased payroll expense by $11,005 or 36.68%, decreased depreciation and amortization expense by $3,480 or 21.20%, decreased office expense by $5,710 or 50.78%, and decreased other general and administrative expenses by $6,958 or 58.79%. The decreased general administrative expenses were partly offset by increased director compensation expense by $7,500 or 100.00%, increased travel expense by $1,180 or 100.00%, and increased bank service fee by $723 or 1,013.82%. General and administrative expenses accounted for 29.28% and 3,389.27% of our total revenues for the three months ended July 31, 2026 and 2025, respectively.

Other income (expenses), net

Other income were $17,852 for the three months ended July 31, 2026, compared to other expenses of $3,860 for the three months ended July 31, 2025. For the three months ended July 31, 2026, other income mainly consisted of interest income of $25,364, which was partly offset with other expenses of $4,012, and interest expense of $3,500. For the three months ended July 31, 2025, other expenses mainly consisted of other expenses of $3,807 and interest expense of $53.

Net loss from continuing operations

We had a net loss from continuing operations of $108,927 for the three months ended July 31, 2026, compared to $2,638,613 for the three months ended July 31, 2025, representing a decrease of $2,529,686, or 95.87%. The decrease in our net loss from continuing operations was mainly due to decreased operating expenses and increased gross profit as described above.

Loss from discontinued operations

We had a net loss from discontinued operations of nil for the three months ended July 31, 2026, compared to a net loss from discontinued operations of $81,140 for the three months ended July 31, 2025, representing a decrease in net loss from discontinued operations of $81,140, or 100.00%.

Net loss

As a result of the above, we had a net loss of $108,927 for the three months ended July 31, 2026, compared to a net loss of $2,719,753 for the three months ended July 31, 2025, representing a decrease of net loss of $2,610,826 or 95.99%. The decrease was mainly resulting from decreased operating expenses and increased gross profit.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. We have funded our working capital, operations and other capital requirements in the past primarily by equity financing, borrowing from related parties, cash flow from operations, and bank loans.

In assessing our liquidity, we monitor and analyze our cash on-hand, our ability to generate sufficient revenue sources, the collection of our accounts receivable, our ability to obtain additional financial support in the future, and our operating and capital expenditure commitments. As reflected in our unaudited condensed consolidated financial statements, we had cash balance of $3,541 as of July 31, 2026. We also had accounts receivable, net balance of $1,310,880 as of July 31, 2026, among which $126,318 has been collected as of the date of this report.

Our working capital amounted to approximately $2.38 million as of July 31, 2026. Currently, we are working to improve our liquidity and capital sources primarily through cash flows from operation, debt financing, and financial support from our principal stockholder. In order to fully implement our business plan and sustain continued growth, we may also seek equity financing from outside investors.

However, as reflected in the accompanying unaudited condensed consolidated financial statements, the Company had net loss from continuing operations of approximately $108,927 for the three months ended July 31, 2026 and cash outflow from operating activities from continuing operations of approximately $327,612 for the three months ended July 31, 2026. The management plans to increase its revenue of FuAn by diversifying its markets from major mass market channels to ethnic supermarkets chains. The Company expects to increase sales through FuAn’s distribution channels in the near future. The Company’s decision of disposing Grand Forest is to maximize the efficiency and profitability of its existing business of supply chain consulting, and supply chain services of sourcing Asian foods, snacks, and non-alcoholic beverages, and distributing branded goods to mainstream markets, grocery stores and wholesale / warehouse clubs in the US. In addition, the Company started the e-waste reverse supply chain business through its new subsidiary EcoLoopX during fiscal year 2026, to better align with its long-term growth objectives and enhance its ability to capture emerging market opportunities. The Company also recently incorporated NexaCore on March 27, 2026, focusing on providing AI computing infrastructure, high-performance computing (“HPC”), and cloud infrastructure services.

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

The following table summarizes our cash flows for the three months ended July 31,2026 and 2025, respectively.

	Three Months Ended July 31
	2026	2025
Net cash used in operating activities for continuing operations	$(327,612)	$(90,651)
Net cash used in operating activities for discontinued operations	-	(4,498)
Net cash used in operating activities	(327,612)	(95,149)
Net cash provided by (used in) investing activities for continuing operations	28,903	(690,000)
Net cash used in investing activities for discontinued operations	-	-
Net cash provided by (used in) investing activities	28,903	(690,000)
Net cash provided by financing activities for continuing operations	150,000	209,641
Net cash used in financing activities for discontinued operations	-	(456,607)
Net cash provided by (used in) financing activities	150,000	(246,966)
Decrease in cash	(148,709)	(1,032,115)
Cash, beginning of the period	152,250	1,261,874
Cash, end of the period	$3,541	$229,759

Net cash used in operating activities

Net cash outflow from operating activities from continuing operations increased by $236,961 for the three months ended July 31, 2026 comparing with the three months ended July 31, 2025, mainly resulting from (a) decreased net loss from continuing operations of $2,529,686 with a decrease in non-cash adjustments to net loss of $15,243, (b) decreased cash inflow on accounts receivable of $550,068, (c) decreased cash inflow on prepaid expenses and other current assets by $2,008,071, (d) decreased cash inflow on accounts payable by $167,729, (e) decreased cash inflow on accrued expense and other current liabilities by $75,735, which was partly offset by (f) increased cash inflow on income tax payable by $38,285 and (g) decreased cash outflow on operating lease liabilities by $11,914.

Net cash used in operating activities from discontinued operations was nil and $4,498 for the three months ended July 31, 2026 and 2025.

Net cash provided by (used in) investing activities

Net cash provided by investing activities from continuing operations was $28,903 for the three months ended July 31, 2026, compared to net cash used in investing activities from continuing operations of $690,000 for the same period in 2025. The net cash provided by investing activities from continuing operations in the current period mainly consisted of $30,000 collections on note receivables, which was partly offset by purchase of furniture and fixtures of $1,097. The net cash used in investing activities from continuing operations in the same period of prior year mainly consisted of loans made to a third-party company Bio Essence Pharmaceutical Inc. (“BEP”) totaling $690,000, comprising a $500,000 interest-bearing loan and a $190,000 non-interest-bearing advance.

There was no cash used in investing activities from discontinued operations for the three months ended July 31, 2026 and 2025.

Net cash provided by (used in) financing activities

Net cash provided by financing activities from continuing operations was $150,000 for the three months ended July 31, 2026, compared to net cash provided by financing activities from continuing operations of $209,641 for the three months ended July 31, 2025. The net cash provided by financing activities from continuing operations in the current period mainly consisted of loan from others of $200,000, which was partly offset by repayment of this loan of $50,000. The net cash provided by financing activities from continuing operations in the same period of prior year mainly consisted of repayment of loan from shareholder of $193,853 and bank overdraft of $15,788.

Net cash used in financing activities from discontinued operations was nil and $456,607 for the three months ended July 31, 2026 and 2025.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of July 31, 2026 and April 30, 2026.

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

The Company adopted ASC 326 and all related subsequent amendments thereto effective May 1, 2023, using the modified retrospective approach for all financial assets measured at amortized cost and off-balance sheet credit exposures. There was no transition adjustment of the adoption of CECL.

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the historical carrying amount net of allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including historical losses, the age of the receivable balance, the customer’s historical payment patterns, its current credit-worthiness and financial condition, and current market conditions and economic trends. Accounts are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of July 31, 2026 and April 30, 2026, the allowance for credit losses related to continuing operations were $47,935 and $47,935, respectively. As of December 22, 2025 and April 30, 2025, the allowance for credit losses for discontinued operations were $557,201 and $557,201, respectively.

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

For food and beverage, the Company accrues estimated sales returns based on past experience and current trend of product sales. There was no allowance for sales returns for continuing operations as of July 31,2026 and April 30, 2026. As of December 22, 2025 and April 30, 2025, the allowance for sales returns for discontinued operations were 205,988 and $205,988, respectively.

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

The Company utilizes a two-step approach to recognize and measure uncertain income tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating our tax positions and estimating its tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. The Company includes interest and penalties related to its tax contingencies in income tax expense.

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

In May 2025, the FASB issued ASU 2025-04, Compensation - Stock Compensation (Topic 718) and Revenue from contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The amendments provide guidance on identifying the accounting acquirer in transactions involving a variable interest entity. The amendments clarify the accounting for share-based consideration payable to a customer under Topic 718 and Topic 606. The amendments are effective for annual reporting periods, including interim reporting period within those annual periods, beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarter ended July 31, 2026. Accordingly, management believes that the financial statements contained elsewhere in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Change in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the three months ended July 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risk factors set forth in the section captioned “Risk Factors” in our 2026 Annual Report filed with the SEC on July 30, 2026 before making an investment decision. If any of the risks actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section captioned “Special Note Regarding Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this Report. The risks described in the 2026 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results. Except as set forth below, there have been no material changes to our previously reported risk factors.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective as of September 4, 2026, the Company entered into a Business Development and Fee Agreement (the “Agreement”) with American Trust Investment Services, Inc. (“ATIS”) for general business development consulting services, including introductions to prospective clients, officers, directors and strategic advisors, assistance with marketing materials and go-to-market strategies, and referrals of potential acquisition opportunities. The Agreement has a one-year term from execution on September 4, 2026.

Pursuant to the Agreement, the Company agreed to issue 250,000 shares of its common stock (the “Shares”) to ATIS as a time availability retention fee, based on the closing price of the Company’s common stock on September 3, 2026, for an aggregate value of $335,000. The Shares will be fully earned upon issuance. As of the date of this report, the Shares have not been issued. The Company will receive no cash proceeds from the issuance. The Agreement also provides ATIS with piggyback registration rights with respect to the Shares during the term of the Agreement, subject to the terms thereof.

The Shares will be issued in reliance upon the exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the quarter ended July 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: September 14, 2026	MARWYNN HOLDINGS, INC.

	By:	/s/ Yin Yan
	Name:	Yin Yan
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Shengnan Xu
	Name:	Shengnan Xu
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)