Form 10-K/A
period 2026-04-30
Marwynn Holdings, Inc.
filed 2026-09-22
CIK 2030522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Marwynn Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended April 30, 2026, originally filed with the Securities and Exchange Commission (the “SEC”) on July 30, 2026 (the “Original Form 10-K”). The Company is filing this Amendment solely to correct certain typos under Part III, Item 11, “Executive Compensation.”

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment includes the complete text of Item 11, as amended, and the new certifications of the Company’s principal executive officer and principal financial officer.

Except as described above, this Amendment does not amend, update or otherwise modify any other information contained in the Original Form 10-K. Accordingly, this Amendment does not reflect events occurring after the filing date of the Original Form 10-K or modify or update any related or other disclosures that may have been affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

Item 11. Executive Compensation

Summary Compensation Table

The following table shows all of the compensation awarded to or earned by or paid to our named executive officers for fiscal years ended April 30, 2026 and 2025.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stocks Award ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Yin Yan*	2025	120,000	—	—	—	—	120,000
Chairperson, Chief Executive Officer and President	2026	120,000		—	—	—	120,000
Shengnan Xu***	2025	—	—	—	—	—	—
Director, Chief Financial Officer and Secretary	2026	—	—	—	—	—	—
Zhifen Zhou**	2025	101,000	--	--	--	--	101,000
Former Director, Chief Financial Officer and Secretary	2026	—	--	--	--	--	—
Tuan Tran*	2025	100,000	—	—	—	—	100,000
Chief Operating Officer	2026	63,269	—	—	—	—	63,269

*	Paid by FuAn.
**	Paid by Grand Forest. Zhifen Zhou resigned as our director, chief financial officer and secretary on September 16, 2025.
***	Shengnan Xu was appointed as our director, chief financial officer and secretary on September 18, 2025. Ms. Xu agreed to serve as the Company’s Chief Financial Officer without compensation during the fiscal year ended April 30, 2026. No compensation was earned, paid or accrued for her services during that fiscal year.

Employment Agreements

We do not have any employment agreement or consulting agreement contracts with our executive officers. The annual salary for Yin Yan, our chairperson, chief executive officer, and president is $120,000 per year, the annual salary for Shengnan Xu, our chief financial officer is $36,000 per year (starting May 1, 2026), and the annual salary for Tuan Tran, our chief operating officer, is $63,269 per year.

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

Non-Employee Director Compensation

Our policy with respect to the compensation payable to our non-employee directors provides that directors shall receive a fee of $10,000 per year during the term of their directorship paid in four (4) equal quarterly installments commencing in the first quarter starting March 11, 2025. In addition, directors are entitled to receive an initial stock award to purchase 31,000 shares of the Company’s common stock. The per share exercise price of each option granted to the director shall equal 100% of the fair market value (as defined by the Board) of a share of common stock on the date the option is granted. The initial award shall vest over three (3) years of which 1/3 of the options shall vest on the first anniversary of the grant date, and the remaining 2/3 of the options shall vest over two years on an annual basis, subject to the director continuing in service on the Board through each such vesting date. The term of each stock option granted to the director shall be ten (10) years from the date of grant. As of July 30, 2026, options to purchase a total of 93,000 shares have been granted to our non-employee directors, of which 62,000 shares have fully vested.

Directors may be reimbursed for travel, food, lodging and other expenses directly related to their service as directors. Directors will also be entitled to the protection provided by their indemnification agreements and the indemnification provisions in our Articles of Incorporation and Bylaws.

We paid an aggregate of $37,500 in compensation to our non-employee directors for services as a director during the fiscal year ended April 30, 2026, of this , $7,500 represented unpaid director fees earned during the prior fiscal year ended April 30, 2025. The outstanding amount was paid on January 31, 2026, together with director fees for the period from May 1, 2025 through January 31, 2026.

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

Compensation Committee Interlocks and Insider Participation

As a “controlled company” under the Nasdaq Listing Rules, we are exempt from certain corporate governance requirements, including the requirements that our compensation committee be composed entirely of independent directors and that director nominees be selected or recommended for selection by independent directors. We currently rely on these exemptions. Accordingly, our compensation committee is not composed entirely of independent directors, and Ms. Yan serves as a member of our compensation committee. Except for Ms. Yan, none of the members of our compensation committee has at any time during the past fiscal year been one of our officers or employees. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee. For a description of transactions between us and members of our compensation committee and affiliates of such members, see the section titled “Other Related Party Transactions”. The Company’s policy for related party transactions can be found in its code of business conduct and ethics.

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

Item 15. Exhibits, Financial Statement Schedules

(3)	Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in subparagraph (b) below.

(b)	Exhibits Schedule

The following exhibits are filed with this Report:

Exhibit No.	Description
2.1	Securities Purchase Agreement Entered into Between the Company and Reli Home Décor Inc., Dated October 27, 2025 (Incorporated herein by reference to Exhibit 2.1 to the Issuer’s current report on Form 8-K, filed with the SEC on October 28, 2025)
3.1	Amended and Restated Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
3.2	Amended and Restated Bylaws (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on February 18, 2025)
3.3	Second Amended and Restated Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Issuer’s current report on Form 8-K, filed with the SEC on December 23, 2025)
4.1	Specimen Stock Certificate Evidencing the Shares of Common Stock (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
4.2	Form of The Representative’s Warrant Agreement (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 14, 2025)
4(vi)	Description of Securities (Incorporated herein by reference to Exhibit 4(vi) to the Issuer’s annual report on Form 10-K, filed with the SEC on August 8, 2025)
10.1	Form of Independent Director Agreement (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
10.2†	Form of Indemnification Agreement (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
10.3	Form of Lock-Up Agreement (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
10.4†	2024 Amended and Restated Equity Incentive Plan (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
10.5	Form of Nonqualified Stock Option Agreement (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
10.6	Unsecured Promissory Note Between H&S Construction and Grand Forest Cabinetry, Inc in the Amount of $103,463 (Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement, as amended, on Form S-1 filed with the SEC on February 18, 2025)
10.7	Unsecured Promissory Note Between Fulai Wang and Grand Forest Cabinetry, Inc in the Amount of $250,000 (Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement, as amended, on Form S-1 filed with the SEC on February 18, 2025)
10.8	Unsecured Promissory Note Between Sen Zhong and Grand Forest Cabinetry, Inc in the Amount of $572,481 (Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
10.9	Unsecured Promissory Note Between Hong Le Liang and Grand Forest Cabinetry, Inc in the Amount of $292,825 (Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
10.10	Lease Agreement between Stevens Creek Plaza, LLC and KZS Kitchen Cabinet and Stone, Inc., dated June 25, 2019 and renewed on January 22, 2025 (Incorporated herein by reference to Exhibit 10.10 to the Issuer’s annual report on Form 10-K, filed with the SEC on August 8, 2025)

10.11	Lease Agreement between Dzyne Technologies LLC and FuAn Enterprise, Inc., dated January 19, 2024 (Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
10.12	Lease Agreement between Prologis Targeted U.S. Logistics Fund, L.P. and KZS Kitchen Cabinet and Stone, Inc., dated March 20, 2023 (Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
10.13	Form of Subscription Agreement dated April 24, 2024 (Incorporated herein by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
10.14	Form of Stock Purchase Agreement (Incorporated herein by reference to Exhibit 10.1 to the Issuer’s current report on Form 8-K, filed with the SEC on October 29, 2025)
14.1	Code of Business Conduct and Ethics (Incorporated herein by reference to Exhibit 14.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
19.1	Insider Trading Compliance Program and Insider Trading Policy (Incorporated herein by reference to Exhibit 19.1 to the Issuer’s annual report on Form 10-K, filed with the SEC on August 8, 2025)
21.1	List of Subsidiaries (Incorporated herein by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
23.1	Consent of Golden Eagle CPAs LLC, Independent Registered Public Accounting Firm (Incorporated herein by reference to Exhibit 23.1 to the Registrant’s Registration Statement on Form 10-K, filed with the SEC on July 30, 2026)
23.2	Consent of Enrome LLP, Independent Registered Public Accounting Firm (Incorporated herein by reference to Exhibit 23.2 to the Registrant’s Registration Statement on Form 10-K, filed with the SEC on July 30, 2026)
31.1#	Section 302 Certification – Chief Executive Officer
31.2#	Section 302 Certification – Chief Financial Officer
32.1*#	Section 906 Certification – Chief Executive Officer
32.2*#	Section 906 Certification – Chief Financial Officer
97.1	Clawback Policy (Incorporated herein by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on February 18, 2025)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Indicates management contract or compensatory plan.
*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act or the Exchange Act, irrespective of any general incorporation language in any filings.
#	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARWYNN HOLDINGS, INC.

September 22, 2026	By:	/s/ Yin Yan
	Name:	Yin Yan
	Title:	Chief Executive Officer